Form 10-K
period 1993-11-27
PAYLESS CASHWAYS INC
filed 1994-02-16
CIK 76744

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
   / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended November 27, 1993
                                      OR
   /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from  _________to__________

                         Commission file number 1-8210

                              PAYLESS CASHWAYS, INC.
                  (Exact name of registrant as specified in its charter)
            Iowa                                                  42-0945849
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

       Two Pershing Square
    2300 Main, P.O. Box 419466
        Kansas City, Missouri                                    64141-0466
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (816)  234-6000

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                    Name of Each Exchange on
     Title of Each Class                                 Which Registered
     -------------------                            ------------------------

Common Stock, $.01 par value                         New York Stock Exchange

9-1/8% Senior Subordinated Notes due April 15, 2003  New York Stock Exchange

    SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES / X /       NO /    /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         /     /

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of February 4, 1994, was $707,033,909.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of February 4, 1994:

           Voting                 --  37,407,667 shares
           Class A Non-Voting     --   2,250,000 shares

              DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended
November 27, 1993, are incorporated by reference into Part II. Portions of the Annual Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1994, are incorporated by reference into Part III.

                              PART I
                              ------

Item 1.  BUSINESS.
- ------   ---------

GENERAL

     Payless Cashways, Inc. ("Payless" or the "Company") is the third largest retailer of building materials and home improvement products in the United States as measured by sales. The Company operates 197 full-line retail stores in 26 states located in the Midwest, Southwest, Pacific Coast, Rocky Mountain and New England areas under the names of Payless Cashways Building Materials, Furrow Building Materials, Lumberjack Building Materials, Hugh M. Woods Building Materials, Knox Lumber and Somerville Lumber. Each full-line store is designed as a one-stop source that provides customers with a complete selection of quality products and services needed to build, improve, and maintain their home, business, farm or ranch properties. The Company's merchandise assortment includes approximately 22,000 items in the following categories: lumber and building materials, millwork, tools, hardware, electrical and plumbing products, paint, lighting, home decor, kitchens, decorative plumbing, heating, ventilating and cooling (HVAC), and seasonal items. The Company believes that the combination of a full-line lumberyard, a broad product mix, a high level of in-store customer assistance concerning product usage and installation, and competitive prices distinguishes Payless from many competitors.

     The Company's primary customers include serious do-it-yourselfers and professionals. Serious Do-It-Yourselfers ("DIY'ers") are those that engage in more frequent and complex repair or improvement projects and typically spend in excess of $1,000 annually on home improvement products. Professionals ("Pros") include remodelers, residential contractors, and specialty tradesmen along with enterprises which purchase large quantities of building materials for facility maintenance, such as property management firms, commercial and industrial accounts, and government institutions. Due to its product mix (especially the advantage provided by its full-line lumberyard) and customer service approach, the Company believes that it is well positioned to increase its penetration of these segments of the building materials and home improvement products market. Payless also serves the needs of the moderate and light DIY'er.


INDUSTRY OVERVIEW

     Building materials and home improvement products are sold through two distribution channels -- retail units and wholesale supply outlets. According to a study prepared by DRI/McGraw-Hill in October 1993, the retail channel of the industry was estimated to be $115.4 billion in 1993, and is forecast to exceed $151.9 billion by 1998. The Company estimates the wholesale supply channel for products sold by the Company represented approximately $86 billion in 1992, based on the most recently available unpublished data from the U.S. Department of Commerce for 1992.

     Retail distribution channels include neighborhood hardware stores, home centers, warehouse stores, specialty stores (such as paint and tile stores) and lumberyards. Although the industry remains highly fragmented, the retail distribution channel has consolidated somewhat in the last ten years, particularly in metropolitan areas. Warehouse, home center and building materials chains have grown while the number of local independent merchants has declined. The top 25 chains accounted for approximately 28% of industry sales in 1992.

     In general terms, customers can be characterized as either retail-oriented (consumer) or wholesale-oriented (professional). The consumer segments, as defined by the Company, include light DIY'ers who spend less than $200 annually on building materials and home improvements products; moderate DIY'ers who make annual purchases of $200 to $1,000; and serious DIY'ers who make annual purchases in excess of $1,000. Consumer purchases tend to be self-service and paid for with cash or credit cards. Purchases by professionals tend to be larger in volume and require specialized merchandise assortments, competitive market pricing, superior lumber quality, telephone order placement, commercial credit and job-site delivery.

BUSINESS STRATEGY

     OBJECTIVES

     The Company's principal objectives are to (i) increase its market share in the Pro and serious DIY segments through its existing stores, (ii) continue to increase Pro sales as a percentage of total sales to approximately 50% and (iii) acquire new customers through the implementation of a store expansion program and development of new, complementary retail concepts.

     The Company believes that demographic and lifestyle factors (such as the aging baby boomers, the increase in home-centered activities and the aging housing stock) will result in a growing demand for its products. The Company also believes that the rate of growth in the professional segment will continue to exceed the consumer or DIY segment due to the lack of discretionary time of many homeowners and the reluctance of an aging homeowner population to engage in major repair or remodeling projects. As a national chain, the Company believes it enjoys economies of scale, buying power and professional management that the traditional outlets supplying the professional commonly do not have. These advantages, along with the broad product assortment and full service package, make the Company well suited to supply the professional's needs.

     Based on the Company's most recent Spring 1993 surveys from ten stores, which the Company believes are representative of its stores, the Company's business mix as a percentage of sales was approximately 54% DIY and 46% Pro. Approximately 58% of the DIY sales were derived from the serious DIY'er and the remainder from the light and medium DIY'er. Due to the Company's focus on expanding its Pro business and the higher rate of increase anticipated for the professional segment, the Company expects the Pro business to contribute approximately 50% of its total sales by the end of 1994. The Company's goal is to maintain this balance once it is achieved.

     The Company also believes that there are significant market opportunities for specialty store concepts which complement its full-line building material stores.

     PROFESSIONAL STRATEGY

     After a strategic review of the industry in 1988, the Company determined there was a significant opportunity to expand the portion of its business derived from the professional customers because the Company concluded this market was underpenetrated by full-service distributors. As a result, the Company implemented a strategy beginning in late 1988 and early 1989 to increase its sales to the professional customer. These initiatives included: (i) the addition of a dedicated sales staff, currently numbering approximately 1,400, many of whom call on professional customers at their places of business and job sites; (ii) construction of a separate commercial sales area in each store;
(iii) implementation of an enhanced delivery program which guarantees next-day job-site delivery; and (iv) the offering of special services such as roof-top delivery, commercial credit and a telephone ordering service.

     The Company also enhanced its merchandise assortment to reflect the increased emphasis on the Pro customer. This included the addition of contractor preferred brands, commercial grade items, contractor packs and more top-of-the-line products. The Company also improved the quality of the lumber offered.

     Surveys conducted by the Company in fiscal 1988 from ten stores which the Company believes were representative of its stores indicated a business mix of approximately 75% DIY and 25% Pro based on sales. Following implementation of the initiatives outlined above, the Company's business mix has shifted to approximately 54% DIY and 46% Pro in fiscal 1993.

     Several additional initiatives were implemented to support the continued growth and profitability of Pro sales. These include the following:

     . Account Management. Each Pro customer is assigned to a sales representative who has responsibility for servicing and ensuring the profitability of each account. The sales representatives have detailed information regarding account purchases (what was purchased and when) and the profitability of their accounts. The Company believes that this level of customer service and type of sales management system is effective in increasing purchases and improving profitability from current professional customers and building customer loyalty.

     . Customer Segmentation for Profitability. Each retail store prepares an annual business plan which targets customers by Standard Industry Code and purchase potential. This focus is intended to create more sales in the higher margin hardware and decorative products without impairing the growth in sales of lumberyard products.

     . Enhanced Service Capabilities. The Company implemented a number of enhanced service capabilities intended to increase sales to current customers and make stores more appealing to new customers. The Company, through its On-Property Total Inventory Control ("OPTIC") program, offers on-site product replenishment service to over 1,700 large property owners and managers. Additionally, all stores offer automated blueprint estimating services featuring 48-hour turnaround. This estimating system is unique in that it utilizes a digitizer which ensures accuracy in the measurement process and it is fully integrated into the store's point-of-sale ("POS") system. The Company also supports its professional customer with joint marketing programs such as its contractor referral data base.

     . National Accounts Program. The Company initiated a national accounts program in 1992 which targets businesses with major facilities or multiple locations and which utilize large amounts of building materials and improvement products for facility maintenance. The primary focus of this program is to emphasize sales of hardware and decorative items. This program is designed to provide incremental sales from national accounts at current store locations. The Company had 278 national accounts at the end of 1993.

     . Differentiation through Product Offering. Payless has actively worked to offer professional and commercial products previously available to customers only through authorized wholesale distributors. These additions are intended to generate increased sales and increase customer perception of the wider selection of quality products offered.

     DIY STRATEGY

     The Company's strategy to increase market share with the DIY customer focuses primarily on the serious DIY'er. In fiscal 1993, sales to serious DIY'ers represented approximately 58% of the sales to DIY'ers while accounting for approximately 49% of the DIY'er transactions based on Company surveys of ten stores which the Company believes are representative of its stores.

     Quality products, a wide assortment, in-stock position, competitive pricing and service assistance on more complex projects are important to the serious DIY customer and have been the foundation upon which the Company has built its business with these customers. Since 1988, the Company has upgraded its assortment and displays in product categories which represent a significant portion of the purchases by serious DIY'ers. These upgraded product categories include paint, decorative plumbing, kitchen cabinets, power tools, builders' hardware, millwork, and home decor.

     Serious DIY'ers are similar to the professional customer with regard to the brands preferred and the importance of stocking high quality lumber. The Company believes that many of the steps it has taken to serve the professional customer have also had a positive impact on sales to the serious DIY customer.

     Several additional initiatives were implemented to support the continued growth and profitability of DIY sales. These include the following:

     . Improved Customer Service. In 1992, the Company increased the number of sales personnel available to assist customers. Improved productivity in support areas such as receiving rooms and offices allowed this re-allocation of personnel. The Company also has an employee recognition and reward program to promote outstanding customer service. Improved customer service is intended to increase the average sales ticket size and the number of repeat purchasers.

     . Design Services. The Company has also expanded the project design services offered to its customers. A computer design system for kitchens, baths and closet systems is located in each of the store's kitchen design centers. Design Works, a building packages design system focusing initially on decks, garages and post-frame buildings, was installed in all stores (except Somerville) in 1993. Both of these systems are integrated into the store's POS system, providing on-line pricing, confirmation of inventory availability and immediate conversion of an estimate into an order.

     . Lumberyard Improvements. Serious DIY'ers are frequent purchasers of the lumber and building material products stocked in the lumberyard. Currently, DIY customers are not provided a single location in the store at which they can complete a purchase of lumberyard products. The Company has completed changes to one pilot store and is currently in various stages of design or implementation for an additional 55 stores in 1994 as part of a plan that is designed to facilitate the purchase of lumberyard products, saving the customer time and increasing customer satisfaction. The Company believes these changes position it for increased future sales.

     . Special Events. The Company offers the serious DIY'er special buying opportunities through after-hours sales and other preferred customer programs.

     EXPANSION STRATEGY

     Payless grew substantially in the 1980's prior to a 1988 leveraged buyout by certain members of Payless' senior management and a group of investors, with a net increase of 77 full-line stores during the 1984-1988 period. The Company has added one (net) store since 1988. An important part of the Company's business strategy is an expansion program, which will include seven additional full-line stores in 1994, approximately six new stores annually thereafter and new, complementary retail concepts in new and existing markets. Implementation of this program is dependent on a number of factors, including availability of cash flow from operations and site availability. Although there is no assurance that future growth will take place as anticipated, the Company believes that its prior experience in site selection and acquisition and demographic analysis provides a solid base for its future expansion activities.

     The Company's expansion program is designed to broaden the Company's penetration into new and existing markets. Although existing market expansion may initially adversely affect sales at existing stores, the Company believes that expansion into existing markets will increase market penetration by attracting new customers to more convenient locations and allow the Company to increase operating margins by achieving economies of scale in certain areas such as management supervision, advertising and distribution. Expansion in the Company's current market is also less uncertain because of its experience in those markets with existing store locations. Typically, the Company plans to enter new markets with multiple store locations. The Company expects that the additional stores will generally be located in trade areas which have high housing density and above-average household income.

     The Company estimates that the time required to open a new full-line store, from site selection to opening the doors for business is approximately 12 to 15 months. The Company also estimates that capital investment for new stores will average $6.5 to $7.0 million per store, with land costs being the greatest variable, and that the initial net inventory investment will average $1.9 million per store.

     In addition to opening traditional full-line stores, the Company expects to increase its market share with new, complementary retail concepts piloted in 1993 which require significantly less capital outlay than traditional full-line stores:

     . Remote Contractor Sales Office (CSO). CSO's, which include an order desk and selected, high-demand products, are located generally within 50 miles of a full-line store in an underserved area and are designed to significantly expand a full-line store's trade area for the professional and commercial customer.
The Company currently operates 21 CSO's.

     . Home & Room Designs (HRD). HRD showrooms feature kitchens, baths, millwork, lighting, flooring, wall covering, window treatments and builders' hardware. HRD's are designed to serve the professional home builder, remodeler, architect, interior designer and their customers. The Company currently operates two HRD's.

     . Tool Site. Tool Site specialty stores feature approximately 6,500 tools and related products in a facility with an average size of 15,000 square feet. The Company opened two pilot units in 1993.

     The mix of the number of CSO's, HRD's and Tool Sites that the Company expects to open each year will depend on a variety of factors, including financial performance as well as economic factors beyond the Company's control.

     Also, at the end of 1993 the Company announced its first, international expansion into Mexico through the creation of a joint venture, with plans to build a chain of at least 25 stores within the next five to six years. The stores will offer customers, both DIYer's and Pros, a complete line of building materials and home improvement products and services in a customized retail setting. The first retail facility is currently scheduled to open in late 1994 or early 1995.

MERCHANDISING AND MARKETING

     Payless' full-line stores sell a broad range of building material products totaling approximately 22,000 items, many of which are nationally advertised brand-name items. Payless categorizes its product offerings into the classes described below:

          LUMBERYARD - Dimensional lumber, plywood, sidings, roofing materials, fencing materials, windows, doors and moldings, insulation materials and drywall.

          HARDWARE - Electrical wire and wiring materials, plumbing materials, power and hand tools, paint and painting supplies, lawn and garden products, door locks, fasteners, and heating and cooling products.

          SHOWROOM - Interior and exterior lighting, bathroom fixtures and vanities, kitchen cabinets, flooring, panelling, wallcoverings and ceiling tiles.

     During the three fiscal years ended November 27, 1993, the three product classifications accounted for the following percentages of Payless' sales:



                                       1991        1992       1993
                                       ----        ----       ----

                Lumberyard              45%         46%         48%
                Hardware                34          34          33
                Showroom                21          20          19
                                       ----        ----        ----
                                       100%        100%        100%


     During the past five years the Company has remerchandised its retail showroom in order to maximize space utilization. This has contributed to an increase in space productivity as sales per square foot of retail space have risen from $327 in fiscal 1988 to $435 in fiscal 1993.

     Payless addresses its primary target customers through a mix of newspaper, direct mail, radio and television advertising methods. The primary media vehicle is newspaper advertisements, both freestanding inserts and run-of-press ads. Television and radio advertising are used in support of major promotional events. Additionally, the Company participates in or hosts a variety of home shows, customer hospitality events, contractor product shows and national trade association shows and conferences. During fiscal 1993, the Company's expenditures (net of vendor allowances) on all forms of advertising totaled approximately $36 million or 1.4% of sales.

     The Company utilizes data base marketing techniques to increase the effectiveness of its marketing programs. The data base allows the Company to track purchases of individual customers at the stock keeping unit ("SKU") level if desired. This purchase history data is used in targeted marketing campaigns and to develop distinct customer profiles for various product categories. In addition, the Company conducts its own market research, including customer intercepts, phone surveys and customer focus groups.

STORE LOCATIONS

     The Company's 197 full-line stores are located in the following states:


                           No. of Stores                   No. of Stores
                           -------------                   -------------

            Arizona...........  8             Montana.........  1
            Arkansas..........  1             Nebraska........  4
            California........ 16             Nevada..........  4
            Colorado.......... 18             New Hampshire...  2
            Illinois..........  6             New Mexico......  3
            Indiana........... 16             North Dakota....  1
            Iowa.............. 10             Ohio............ 12
            Kansas............  9             Oklahoma........  8
            Kentucky..........  5             Oregon..........  2
            Louisiana.........  1             Rhode Island....  1
            Massachusetts.....  7             South Dakota....  1
            Minnesota.........  9             Tennessee.......  2
            Missouri..........  9             Texas........... 41

     Payless owns 173 of its full-line store facilities and 161 of the 197 sites on which such stores are located. The remaining 24 stores and 36 sites are leased. Additionally, 21 CSO's, two Tool Sites, and two Home & Room Designs units are leased. Mortgages or deeds of trust on 167 store parcels secure existing indebtedness.

     Payless has generally located retail stores adjacent to residential areas of major metropolitan cities or adjacent to major arteries in smaller communities which are convenient to the DIY and Pro customer. Operation of multiple stores in a trade area permits more effective supervision of stores and provides certain economies in distribution expenses and advertising costs. Each of Payless' 197 existing stores has an average of approximately 30,000 square feet of indoor display space and 52,000 square feet of warehouse space. The prototype stores being built in 1994 will average approximately 60,000 square feet of retail selling space with an attached 17,000 square foot warehouse and a 150,000 square foot lumberyard. The average Payless Store occupies approximately eight acres of land.

     An average Payless store currently carries approximately $1.7 million of inventory, and during fiscal 1993 sales at Payless stores averaged approximately $13.3 million per store.

     During fiscal 1993, one full-line store, 17 CSO's, two Tool Sites and one Home & Room Designs unit were opened. No full-line stores were opened in fiscal 1991 or 1992. However, four CSO's and one Home & Room Designs unit were opened in 1992.


STORE MANAGEMENT AND PERSONNEL

     Payless recently reorganized the coordination of its 197 full-line-store operations. The structure includes 101 Group Store Directors and Store Managers reporting to one of six Regional Vice Presidents. Supervision and control over the individual stores are facilitated by means of detailed operating reports. All of Payless' Group Store Directors, Store Managers, and Regional Vice Presidents have been promoted from within Payless or from within the stores Payless has acquired.

      To obtain candidates for store supervisory and management positions, Payless recruits both recent college graduates and persons with business experience. These employees are placed in a formal training program administered by Payless. In addition, Payless maintains an ongoing training program for existing store personnel. Group Store Directors and Store Managers typically have more than ten years of experience with the Company.

     The stores utilize a departmental management structure designed to provide a superior level of service to customers. Sales associates are trained in product knowledge, selling skills and systems and procedures. Formal classroom training sessions are supplemented with product clinics, rallies and special assignments. Department sales managers typically have more than five years of experience with the Company.

     The Company utilizes a sales tracking system at the store level to set individual sales and gross margin goals for each of its sales associates. Information is available on a weekly basis to monitor performance against those goals.

     Incentive compensation systems reward employees for store performance above goal. In addition to management personnel, all sales and support personnel in the retail stores participate in incentive compensation programs. In fiscal 1993, the Company paid $5.6 million in incentive compensation to its nonmanagement store personnel. Group Store Directors and Store Managers can earn in excess of 40% of base salary in incentive compensation. The Company paid approximately $10.8 million in incentive compensation to its store management personnel for fiscal 1993. The Company believes that its incentive compensation systems are key to employee performance and motivation.


INFORMATION SYSTEMS

     During the past five years, Payless has spent over $101 million in information systems technology (consisting of capital expenditures and operating expenses) providing timely operational and management information. All of the Company's 197 full-line stores have point-of-sale terminals equipped with scanning that transmit daily information on sales at the SKU level via a satellite network. This information is used to support merchandising, inventory replenishment and promotional decisions. The satellite network is also utilized for on-line credit card processing and check authorization.

     The Company has developed or purchased software packages to support numerous integrated systems in such areas as finance, merchandising, marketing, distribution, store operations and human resources. The Company continues to evaluate information systems usage and architecture, including such things as data base and client/server processing, hand-held registers, and other applications to enhance customer service.


DISTRIBUTION AND SUPPLIERS

     The Company operates a total of eight distribution centers and three manufacturing locations. The distribution centers maintain inventories and tag and ship product to stores on a weekly basis. Of the eight, two (Sedalia, Missouri and Bellingham, Massachusetts) handle small-sized, conveyable, high value items such as hardware, plumbing and electrical supplies, and hand tools. The other six distribution centers handle commodity products and bulky manufactured products such as tubs, paneling and ceiling tile. The manufacturing locations assemble pre-hung doors and customized windows.

     In fiscal 1993, 54% of merchandise was channeled through the distribution centers for redistribution to individual stores. This benefits the Company in the areas of product costs, in-stock positions and inventory turnover.

     The Sedalia Distribution Center commenced operations in April 1988 and now serves 187 stores. The 495,000 square foot facility utilizes computerized receiving, storage and selection technology. The Bellingham Distribution Center was opened in May 1989 with similar automation. The facility has 453,000 square feet and serves the Somerville Lumber stores. Excluding the Sedalia and Bellingham operations, the Company's regional distribution centers average 18 acres with 154,000 square feet of warehouse space, operating with manual storage and selection systems. In addition, the Company uses third-party operations for specialized needs.

     Payless purchases substantially all of its merchandise from approximately 3,500 suppliers, no one of which accounted for more than 5% of the Company's purchases during fiscal 1993.


CREDIT

     The Company offers credit to both its DIY and Pro customers. Purchases under national credit cards and the Company's private label credit card program as a percentage of sales represented 25.1% in fiscal 1993, 25.6% in fiscal 1992, and 26.4% in fiscal 1991. Purchases under the Company's private label commercial credit program as a percentage of sales represented 22.1% in fiscal 1993, 16.7% in fiscal 1992, and 14.3% in fiscal 1991. The Company's private-label credit card program and commercial credit program are administered by a large finance and asset management company. Accounts written off (net of recoveries) under the commercial credit program in fiscal 1993 were approximately $2.8 million or .5% of net commercial credit sales. The cost of the private label credit card program represents a fixed percentage fee of charge sales. The fees on the commercial credit program consist of administrative fees which are primarily tied to commercial credit sales and fees for accounts written off, which are substantially all absorbed by the Company.


COMPETITION

     The business of Payless is highly competitive. Payless encounters competition from national and regional chains, including those with a warehouse format, and from local independent wholesalers, supply houses and distributors. Certain of its competitors are larger in terms of capital and sales volume and have been operating longer than Payless in particular areas. Although Payless' competition varies by geographical area, Payless believes that it generally has a favorable competitive position as a result of its full-line lumberyard, broad product mix, customer service, product availability and price. As a result of the Company's shift in marketing focus to the market for professional customers, the Company competes with local independent lumberyards, independent wholesalers, supply houses and distributors who market primarily to commercial and professional users.

EMPLOYEES

     At November 27, 1993, Payless employed approximately 18,100 persons, approximately 29% of whom were part-time, although the number of employees may fluctuate seasonally. Payless believes its employee relations are satisfactory. Payless' employees are primarily nonunion with less than 2% being represented by a union.

     A substantial portion of the administrative, purchasing, advertising and accounting functions are centralized at Payless' headquarters in Kansas City, Missouri.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

     The following table sets forth the name and age of all executive officers of Payless and their present positions and recent business experience. There is no family relationship among Payless' current directors and executive officers.


                                               Principal Occupation and
Name                     Age                   Five-Year Employment History
- ----                     ---                   ----------------------------

David Stanley........... 58           Chairman of the Board and Chief Executive
First elected a director:             Officer of Payless since August 1986; and
1969                                  currently a director of Piper Jaffray
                                      Companies, Inc., Digi International, Inc.
                                      and Best Buy Co., Inc.  Mr. Stanley is a
                                      member of the Nominating Committee of
                                      Payless' Board of Directors.

Susan M. Stanton........ 45           President and Chief Operating Office
First elected a director:             Payless since November 1993; Senior
1993                                  Vice President - Merchandising of Payless
                                      from October 1989 to November 1993;
                                      and Senior Vice President -
                                      Development/Administration of Payless from
                                      April 1988 to October 1989.  Ms. Stanton
                                      is a member of the Nominating Committee of
                                      Payless' Board of Directors.

Gerald M. Buchen....... 38            Senior Vice President - Store Operations
                                      of Payless since November 1993; and Vice
                                      President - Merchandising/Lumberyard of
                                      Payless from August 1988 to November 1993.

Ronald H. Butler....... 44            Senior Vice President - Merchandising of
                                      Payless since November 1993; Senior Vice
                                      President - Store Operations of Payless
                                      from September 1991 to November 1993; Vice
                                      President, Marketing/Merchandising of 84
                                      Lumber Company from August 1990 to
                                      September 1991; and Principal of Alabama
                                      Holding Company from September 1988 to
                                      August 1990.

Linda J. French........ 46            Senior Vice President - General
                                      Counsel/Secretary of Payless since October
                                      1991; and Vice President - General
                                      Counsel/Secretary of Payless from April
                                      1986 to October 1991.

E.J. Holland, Jr....... 50            Senior Vice President - Human Resources of
                                      Payless since June 1992; and Partner of
                                      the law firm Spencer Fane Britt & Browne
                                      from January 1974 to June 1992.

Stephen A. Lightstone...48            Senior Vice President - Finance/Treasurer
                                      and Chief Financial Officer of Payless
                                      since February 1988.

Richard E. Nawrot...... 46            Senior Vice President - Information
                                      Systems of Payless since September 1991;
                                      Vice President of Management Information
                                      Services of Jamesway Corporation from
                                      February 1991 to September 1991; and
                                      Senior Vice President - MIS and Chief
                                      Information Officer of Ames Department
                                      Stores, Inc. from July 1988 to February
                                      1991.

Richard G. Luse....... 46             Vice President - Controller of Payless
                                      since February 1988.

Item 2.  PROPERTIES.
- ------   ----------

     Payless owns 173 of its full-line store facilities and 161 of the 197 sites on which such stores are located. The remaining 24 facilities and 36 sites are leased. Additionally, 21 CSO's, two Tool Sites, and two Home & Room Design
units are leased.   The leases provide for various terms.  Mortgages or deeds of trust on 167 store parcels secure existing indebtedness.

     Six of the Company's eight distribution centers are owned and, of the remaining two, one is leased for land only and the facility and land are leased
for the other.   Mortgages or deeds of trust on six distribution center parcels secure existing indebtedness.

     Payless leases its corporate office in Kansas City, Missouri, under a lease expiring on November 30, 2002. The administrative offices occupy several floors (approximately 204,000 square feet) of a multi-story building.

     See also "Store Locations" and "Distribution and Suppliers" in Item 1, above.


Item 3.  LEGAL PROCEEDINGS.
- ------   -----------------

     There are presently no material legal proceedings to which Payless or its subsidiary is a party or of which any of their property is the subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- ------   ---------------------------------------------------

     None.


                                PART II
                                -------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- ------   -----------------------------------------------------------------
         MATTERS.
         -------

     Payless Common Stock has been traded on the New York Stock Exchange (ticker symbol PCS) since March 9, 1993. Prior to that date there was no established trading market for Payless' Common Stock. Therefore, high and low bid quotations are only available from that date.


                                                       1993
                                                -----------------
            Price range of common stock         High          Low
            -----------------------------------------------------

            Second Quarter                     14-7/8       12-3/8
            Third Quarter                      14-1/4       11-5/8
            Fourth Quarter                     13-7/8        11


     At February 4, 1994, there were 835 holders of record of Payless' Voting Common Stock and one holder of Class A Non-Voting Common Stock. No cash dividends have been declared on the Common Stock since 1988. Certain of Payless' debt instruments contain restrictions on the declaration and payment of dividends on, or the making of any distribution to the holders of, or the acquisition of, any shares of Common Stock or Convertible Preferred Stock.


Item 6.  SELECTED FINANCIAL DATA.
- ------   -----------------------

     The Five-Year Financial Summary, page 34 of the Annual Report to Shareholders for the fiscal year ended November 27, 1993, is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

     Management's Discussion and Analysis of the Financial Condition and Results of Operations on pages 8 through 12 of the Annual Report to Shareholders for the fiscal year ended November 27, 1993, is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- ------   -------------------------------------------

     The financial statements and independent auditors' report included on pages 14 through 32 of the Annual Report to Shareholders for the fiscal year ended November 27, 1993, are incorporated herein by reference.

     The Quarterly Consolidated Statements of Operations on pages 6 and 7 of the Annual Report to Shareholders for the fiscal year ended November 27, 1993, are incorporated herein by reference.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

     None.


                                      PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- -------   --------------------------------------------------

     The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders, dated February 25, 1994, to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.


Item 11.  EXECUTIVE COMPENSATION.
- -------   ----------------------

     The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders, dated February 25, 1994, to be filed pursuant to Regulation 14A.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- -------   --------------------------------------------------------------

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders, dated February 25, 1994, to be filed pursuant to Regulation 14A.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- -------   ----------------------------------------------

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders, dated February 25, 1994, to be filed pursuant to Regulation 14A.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
- -------   ----------------------------------------------------------------

(a)   Document list.

     1. and 2.   The response to this portion of Item 14 is submitted as a
                 separate section of this report.

     3.          List of exhibits.

     3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed as part of Amendment No. 1 to Registration Statement No. 33-58008 on Form S-2 on March 8, 1993).

     3.2         By-laws of the Company (incorporated by reference to Exhibit
                 3.2 filed as part of Registration Statement No. 33-58008 on Form S-2 on February 8, 1993).

     4.0 Long-term debt instruments of the Registrant in amounts not exceeding ten percent (10%) of the total assets of the Registrant and its subsidiary on a consolidated basis will be furnished to the Commission upon request.

     4.1 Indenture dated as of April 20, 1993 by and between Payless and United States Trust Company of New York, pursuant to which the 9 1/8% Senior Subordinated Notes of Payless due April 15, 2003 were issued (incorporated by reference to Exhibit 4.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 29, 1993).

     4.2(a) 1993 Credit Agreement, dated as of March 8, 1993, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent (incorporated by reference to Exhibit 4.1(b) filed as part of Amendment No. 1 to Registration Statement No. 33-58008 on Form S-2 on March 8, 1993).

     4.2(b) First Amendment dated as of March 15, 1993, to the 1993 Credit Agreement, dated as of March 8, 1993, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent (incorporated by reference to Exhibit 4.2(b) filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19,
                1993).

     4.2(c) Second Amendment dated as of March 19, 1993, to the 1993 Credit Agreement, dated as of March 8, 1993, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent (incorporated by reference to Exhibit 4.2(c) filed as part of Amendment No. 1 to Registration Statement No. 33-59854 on Form S-2 on April 9, 1993).

     4.2(d) Third Amendment dated as of April 14, 1993, to the 1993 Credit Agreement, dated as of March 8, 1993, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent (incorporated by reference to Exhibit 4.1(b) filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 29, 1993).

     4.2(e) Fourth Amendment dated as of September 17, 1993, to the 1993 Credit Agreement, dated as of March 8, 1993, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent (incorporated by reference to Exhibit 4.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 28, 1993).

     4.2(f) Fifth Amendment dated as of February 14, 1994, to the 1993 Credit Agreement, dated as of March 8, 1993, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent.

     4.3 Amended and Restated Warrant Agreement, dated as of January 1, 1993, to Warrant Agreement dated as of November 1, 1988, between Payless and Bank of New York (incorporated by reference to Exhibit 4.1(b) of Payless' Annual Report on Form 10-K for the fiscal year ended November 28, 1992, as amended by Form 8, dated February 1, 1993).

     4.4(a) Loan Agreement dated June 20, 1989, by and among Payless Cashways, Inc., Knox Home Centers, Inc., Somerville Lumber and Supply Co., Inc., and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.4(b) Guaranty effective June 20, 1989, given by Somerville Lumber and Supply Co., Inc. to The Prudential Insurance Company of America, guaranteeing certain indebtedness of Payless Cashways, Inc. (incorporated by reference to Exhibit 4.7 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.4(c) Promissory Note dated June 20, 1989 from Payless to The Prudential Insurance Company of America, Tranche A (AR, MA, NH,
                RI) (incorporated by reference to Exhibit 4.10 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.4(d) Promissory Note dated June 20, 1989 from Payless to The Prudential Insurance Company of America, Tranche A (LA) (incorporated by reference to Exhibit 4.11 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.4(e) Promissory Note dated June 20, 1989 from Payless to The Prudential Insurance Company of America, Tranche B (MN) (incorporated by reference to Exhibit 4.12 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.4(f) Promissory Note dated June 20, 1989 from Payless to The Prudential Insurance Company of America, Tranche B (MT) (incorporated by reference to Exhibit 4.13 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.4(g) Promissory Note dated June 20, 1989 from Payless to the Prudential Insurance Company of America, Tranche B (ND) (incorporated by reference to Exhibit 4.14 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.4(h) Promissory Note dated June 20, 1989 from Payless to The Prudential Insurance Company of America, Tranche B (NV) (incorporated by reference to Exhibit 4.15 filed a part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.4(i) Promissory Note dated June 20, 1989 from Payless to The Prudential Insurance Company of America, Tranche B (AZ, CA) (incorporated by reference to Exhibit 4.16 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.4(j) Promissory Note dated June 20, 1989 from Payless to The Prudential Insurance Company of America, Tranche C (IN, KY, NM, OH, TN)(incorporated by reference to Exhibit 4.17 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.4(k) Promissory Note dated June 20, 1989 from Payless to The Prudential Insurance Company of America, Tranche D (CO, IA, IL, KS, NE, MO, TX, OR, OK) (incorporated by reference to Exhibit
                4.18 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.4(l) Form of Deed of Trust, Mortgage and Security Agreement effective June 20, 1989, given to The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.19 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.4(m) Form of Deed of Trust, Security Agreement and Assignment of Leases dated June 20, 1989 given to Morgan Bank (Delaware), as Collateral Agent (incorporated by reference to Exhibit 4.20 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.4(n) First Modification Agreement dated as of October 18, 1991, by and among Payless, Knox, Somerville and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.9(r) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

     4.4(o) Second Modification Agreement dated as of December 17, 1991, by and among Payless, Knox, Somerville and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.9(s) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

     4.4(p) Third Modification Agreement dated as of December 31, 1991, by and among Payless, Knox, Somerville and the Prudential Insurance Company of America (incorporated by reference to Exhibit 4.9(t) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

     4.4(q) Fourth Modification Agreement dated as of March 8, 1993, by and among Payless, Somerville and The Prudential Insurance Company of America (incorporated by reference to exhibit 4.6(v) filed as part of Amendment No. 1 to Registration Statement No. 33-58008 on Form S-2 on March 8, 1993).

     4.4(r) Letter dated March 12, 1993 modifying Fourth Modification Agreement dated as of March 8, 1993 by and among Payless, Somerville and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.5(w) filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19,
                1993).

     4.5 Security Agreement, dated October 7, 1988, executed by Payless for the benefit of Morgan Bank (Delaware) as Collateral Agent (incorporated by reference to Exhibit 4.15 filed as part of Post-Effective Amendment No. 1 on Form S-2 to Form S-1 Registration Statement No. 33-23893 filed August 8, 1989).

     4.6 Acknowledgement and Release of Current Banks, dated as of March 8, 1993, among Morgan Guaranty Trust Company of New York, Payless and the banks party to the 1988 Credit Assignment (incorporated by reference to Exhibit 4.8 filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19,
                1993).

     4.7        Assignment Agreement, dated as of March 8, 1993, among J.P.
                Morgan Delaware, Canadian Imperial Bank of Commerce, New York Agency ("CIBC"), Payless and Somerville (incorporated by reference to Exhibit 4.9 filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19, 1993).

     4.8 Subsidiary Security Agreement, dated as of March 8, 1993, made by Somerville in favor of CIBC, as Collateral Agent, for the benefit of the banks and other financial institutions party to the 1993 Credit Agreement (incorporated by reference to Exhibit
                4.10 filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19, 1993).

     4.9 Amended and Restated Note Pledge Agreement, dated as of March 8, 1993, between Payless and CIBC, as Collateral Agent, for the benefit of the banks and other financial institutions party to the 1993 Credit Agreement (incorporated by reference to Exhibit
                4.11 filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19, 1993).

     4.10(a) Amended and Restated Inter-Facility Agreement, dated as of March 8, 1993, between Payless, Somerville and CIBC, as Administrative Agent and Collateral Agent for the benefit of the banks and other financial institutions listed on the signature pages thereto (incorporated by reference to Exhibit 4.12 filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19,
                1993).

     4.10(b) Joinder Agreement dated February 14, 1994 among Payless, Somerville Lumber and Supply Co., Inc. the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent.

     4.11 Amended and Restated Borrower Security Agreement, dated as of March 8, 1993, between Payless and CIBC, as Collateral Agent, for the benefit of the banks and other financial institutions party to the 1993 Credit Agreement (incorporated by reference to Exhibit 4.13 filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19, 1993).

     4.12 Amended and Restated Guarantee, dated as of March 8, 1993, between Somerville and CIBC, as Collateral Agent, for the benefit of the banks and other financial institutions party to the 1993 Credit Agreement (incorporated by reference to Exhibit
                4.14 filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19, 1993).

     4.13 Amended and Restated Pledge Agreement, dated as of March 8, 1993, between Payless and CIBC, as Collateral Agent, for the benefit of the banks and other financial institutions party to the 1993 Credit Agreement (incorporated by reference to Exhibit
                4.15 filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19, 1993).

     4.14 Form of First amendment to Mortgage and Assignment of Mortgage, dated as of March 15, 1993, among Payless, CIBC, as Collateral Agent, and J.P. Morgan Delaware (incorporated by reference to
                Exhibit 4.16 filed as part of Registration Statement No. 33 -59854 on Form S-2 on March 19, 1993).


     10.1 Supply Agreement dated as of August 4, 1988, between Masco Corporation and Payless (incorporated by reference to Exhibit
                10.1 filed as part of Registration Statement No.33-23893 on Form S-1 filed August 19, 1988).

     10.2       Indemnification Agreement (incorporated by reference to Exhibit
                10.2 filed as part of Amendment No. 2 to Registration Statement No. 33-49772 filed August 26, 1992).

     10.3 Payless Cashways, Inc. Corporate Management Incentive Compensation Program, dated as of December 1991 (incorporated by reference to Exhibit 10.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 30, 1992).

     10.4(a) Employment Agreement dated as of December 1, 1988 between Payless and Larry P. Kunz (incorporated by reference to Exhibit
                10.12 filed as part of Post Effective Amendment No. 1 on Form S-2 to Form S-1 Registration Statement No. 33-23893 filed August 8, 1989).

     10.4(b) Amendment dated March 10, 1992 to Employment Agreement between Payless and Larry Kunz (incorporated by reference to Exhibit
                10.1 filed as part of the Payless' Quarterly Report on Form 10-Q for the quarter ended February 29, 1992).

     10.4(c) Amendment dated as of February 8, 1993 to Employment Agreement between Payless and Larry Kunz (incorporated by reference to Exhibit 10.4(c) filed as part of Registration Statement No. 33-58008 on Form S-2 on March 8, 1993).

     10.4(d) Amendment dated June 23, 1993 to Employment Agreement between Payless and Larry Kunz (incorporated by reference to Exhibit
                10.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 29, 1993).

     10.4(e) Employment Agreement dated as of September 22, 1993 between Payless and Larry Kunz (incorporated by reference to Exhibit
                10.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 28, 1993).

     10.5(a) Employment Agreement dated as of December 1, 1988 between Payless and David Stanley (incorporated by reference to Exhibit
                10.13 filed as part of Post Effective Amendment No. 1 on Form S-2 to Form S-1 Registration Statement No. 33-23893 filed August 8, 1989).

     10.5(b) Amendment dated March 10, 1992 to Employment Agreement between Payless and David Stanley, (incorporated by reference to Exhibit
                10.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 29, 1992).

     10.5(c) Amendment dated June 23, 1993 to Employment Agreement between Payless and David Stanley (incorporated by reference to Exhibit
                10.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 29, 1993).

     10.6(a) Employment Agreement dated as of December 1, 1988 between Payless and Harold Cohen (incorporated by reference to Exhibit
                10.14 filed as part of Post Effective Amendment No. 1 on Form S-2 to Form S-1 Registration Statement No. 33-23893 filed August 8, 1989).

     10.6(b) Amendment dated March 10, 1992 to Employment Agreement between Payless and Harold Cohen (incorporated by reference to Exhibit
                10.3 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 29, 1992).

     10.6(c) Retirement Agreement dated as of November 14, 1993 between Payless and Harold Cohen.

     10.7 Employment Agreement dated as of February 8, 1993 between Payless and Ronald H. Butler (incorporated by reference to
                Exhibit 10.24 files as part of Registration Statement No. 33-58008 on Form S-2 on February 8, 1993).

     10.8 Employment Agreement dated as of February 8, 1993 between Payless and Stephen A. Lightstone (incorporated by reference to
                Exhibit 10.25 filed as part of Registration Statement No. 33-58008 on Form S-2 on February 8, 1993).

     10.9 Employment Agreement dated as of February 8, 1993 between Payless and Susan M. Stanton (incorporated by reference to
                Exhibit 10.26 filed as part of Registration Statement No. 33-58008 on Form S-2 on February 8, 1993).

     10.10(a) Payless Cashways, Inc. Wealth-Op Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 filed as part of Post-Effective Amendment No. 7 to Registration Statement No. 33-23893 on Form S-2 filed May 26, 1992).

     10.10(b)   Amendment to Payless' Wealth-Op Deferred Compensation  Plan.

     10.11(a)   Payless Cashways, Inc. 1988 Deferred Compensation Plan.

     10.11(b)   Amendment to Payless' 1988 Deferred Compensation Plan.

     10.12      Payless Cashways, Inc. Supplemental Death Benefit Plan.

     10.13      Payless Cashways, Inc. Supplemental Disability Plan.

     10.14(a)   Payless Cashways, Inc. Supplemental Retirement Plan.

     10.14(b) First Amendment to the Payless Cashways, Inc. Supplemental Retirement Plan effective June 22, 1989.

     10.15(a) Registration Rights Agreement dated as of August 4, 1988 among PCI Acquisition Corp. and certain of its shareholders.

     10.15(b) Agreement and Amendment dated as of November 11, 1988 to Registration Rights Agreement dated as of August 4, 1988 among Payless and certain of its shareholders.

     10.15(c) Addendum to Shareholders' Agreement and Registration Rights Agreement dated February 22, 1989 by and among Payless and certain of its shareholders.

     10.16(a) Amended and Restated Shareholders' Agreement, dated as of February 22, 1990, by and among PCI Acquisition Corp. and certain of its shareholders (incorporated by reference to Exhibit 10.47 filed as part of Post-Effective Amendment No. 3 to Registration Statement No. 33-23893 on Form S-2 filed March 23,
                1990).

     10.16(b) Amendment No. 1 dated as of March 18, 1991, to the Amended and Restated Shareholders' Agreement dated as of February 22, 1990, by and among Payless and certain of its shareholders (incorporated by reference to Exhibit 10.43(b) filed as part of Post-Effective Amendment No. 5 to Registration Statement No. 33-23893 on Form S-2 filed March 21, 1991).

     10.17(a) 1988 Payless Cashways, Inc. Employee Stock Plan (incorporated by reference to Annex 1 filed as part of Registration Statement No. 33-24368 on Form S-8 filed September 9, 1988).

     10.17(b) First Amendment to the 1988 Payless Cashways, Inc. Employee Stock Plan, dated November 11, 1988 (incorporated by reference to Exhibit 10.1(b) filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 25, 1989).

     10.17(c) Second Amendment to the 1988 Payless Cashways, Inc. Employee Stock Plan, dated February 22, 1989 (incorporated by reference to Exhibit 10.1(c) filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 25, 1989).

     10.17(d) Third Amendment to the 1988 Payless Cashways, Inc. Employee Stock Plan, dated March 6, 1990 (incorporated by reference to
                Exhibit 10.2 of Payless' Quarterly Report on Form 10-Q for the quarter ended February 24, 1990).

     10.17(e) Form of Performance Stock Option Agreement pursuant to the 1988 Payless Cashways, Inc. Employee Stock Option Plan amended on June 20, 1991 (incorporated by reference to Exhibit 10.21(e) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

     10.17(f) Amendment to the 1988 Payless Cashways, Inc. Employee Stock Plan, dated as of May 1, 1992 (incorporated by reference to Exhibit 10.26 filed as part of Post-Effective Amendment No. 7 to Form S-2 Registration Statement No. 33-23893 filed May 26,
                1992).

     10.18 Payless Cashways 1992 Incentive Stock Program (incorporated by reference to Exhibit 10.24 filed as part of Amendment No. 2 to Registration Statement No. 33-49772 on Form S-2 filed August 26,
                1992).

     10.19 Payless Cashways Director Option Plan (incorporated by reference to Exhibit 10.23 filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19, 1993).

     11.1       Computation of per share earnings.

     13.1       Annual Report to Shareholders.

     21.1 Subsidiary of the Registrant (incorporated by reference to Exhibit 22.1 filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30,1991).

     23.1       Consent of KPMG Peat Marwick.


Copies of any or all Exhibits will be furnished upon written request and payment of Payless' reasonable expenses in furnishing the Exhibits.

(b)             Reports on Form 8-K.

                No reports on Form 8-K have been filed by the Registrant during the quarter ended November 27, 1993.

(c)             Exhibits.

                The response to this portion of Item 14 is submitted as a separate section of this report.

(d)             Financial Statement Schedules.

                The response to this portion of Item 14 is submitted as a separate section of this report.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Payless has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PAYLESS CASHWAYS, INC.
                                      (Registrant)

                                   By s/David Stanley
                                      ------------------------------------------
                                      David Stanley, Principal Executive Officer
Dated:  February 14, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Payless and in the capacities and on the dates indicated.


         Signature                           Title                               Date
=============================   =================================         ===================

      s/David Stanley
- -----------------------------      Chief Executive Officer and               February 14, 1994
      David Stanley                Chairman of the Board
                                   (Principal Executive Officer)


      s/Susan M. Stanton
- -----------------------------      President and Chief Operating           February 14, 1994
      Susan M. Stanton             Officer and Director


      s/Harold Cohen
- -----------------------------      Director                                February 11, 1994
      Harold Cohen


      s/Scott G. Fossel
- -----------------------------      Director                                February 11, 1994
      Scott G. Fossel


      s/William A. Hall
- -----------------------------      Director                                February 11, 1994
      William A. Hall


      s/Larry P. Kunz
- -----------------------------      Director                                February 11, 1994
      Larry P. Kunz


      s/George Latimer
- -----------------------------      Director                                February 11, 1994
      George Latimer


      s/Wayne B. Lyon
- -----------------------------
      Wayne B. Lyon                Director                                February 11, 1994


      s/Gary D. Rose
- -----------------------------      Director                                February 11, 1994
      Gary D. Rose


      s/Ralph Strangis
- -----------------------------      Director                                February 11, 1994
      Ralph Strangis


      s/John H. Weitnauer, Jr.
- -----------------------------      Director                                February 8, 1994
      John H. Weitnauer, Jr.


      s/Stephen A. Lightstone
- -----------------------------      Senior Vice President-Finance/          February 14, 1994
      Stephen A. Lightstone        Treasurer and Chief Financial
                                   Officer (Principal Financial
                                   Officer  and  Principal
                                   Accounting Officer)

                            ANNUAL REPORT ON FORM 10-K




                         ITEM 14(a) (1) and (2), (c) and (d)



              LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                           FINANCIAL STATEMENT SCHEDULES


                                      EXHIBITS



                             YEAR ENDED NOVEMBER 27, 1993


                        PAYLESS CASHWAYS, INC., and subsidiary


                                 KANSAS CITY, MISSOURI

                       PAYLESS CASHWAYS, INC., and subsidiary

                           FORM 10-K--ITEM 14(a) (1) and (2)

            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


     The following consolidated financial statements of Payless Cashways, Inc., and subsidiary included in Payless' Annual Report to the Shareholders for the year ended November 27, 1993, are incorporated by reference in Item 8:

     Consolidated Balance Sheets--November 27, 1993 and November 28, 1992.

     Consolidated Statements of Operations--fiscal years ended November 27, 1993, November 28, 1992 and November 30, 1991.

     Consolidated Statements of Shareholders' Equity--fiscal years ended November 27, 1993, November 28, 1992 and November 30, 1991.

     Consolidated Statements of Cash Flows--fiscal years ended November 27, 1993, November 28, 1992 and November 30, 1991.

     Notes to Consolidated Financial Statements.

  The following financial statement schedules of Payless Cashways, Inc., and subsidiary are included in Item 14(d):

      V    -  Property, Plant and Equipment
      VI   -  Accumulated Depreciation and Amortization of Property, Plant and
              Equipment
      VIII -  Valuation and Qualifying Accounts
      IX   -  Short-Term Borrowings
      X    -  Supplementary Income Statement Information

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          [Letterhead of KPMG Peat Marwick]








                            INDEPENDENT AUDITORS' REPORT



The Board of Directors
Payless Cashways, Inc.:


Under date of January 7, 1994, we reported on the consolidated balance sheets of Payless Cashways, Inc. and subsidiary as of November 27, 1993 and November 28, 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended November 27, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                       s/KPMG Peat Marwick
                                                       -------------------
                                                         KPMG Peat Marwick



Kansas City, Missouri
January 7, 1994

                                     SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                       PAYLESS CASHWAYS, INC., and subsidiary
                                                 (In thousands)

- ------------------------------------------------------------------------------------------------------------------------------------
          COL. A                            COL. B                 COL. C          COL. D               COL. E           COL. F
- ------------------------------------------------------------------------------------------------------------------------------------
                                      Balance at beginning                                        Other changes     Balance at end
Classification                            of period          Additions at cost    Retirements      add (deduct)        of period
- ------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED NOVEMBER 27, 1993:
  Land and land improvements             $  172,090            $    6,197         $     146       $   (565)(1)       $  178,251
                                                                                                       675 (3)
  Buildings                                 415,344                14,705             1,331         10,232 (1)          435,886
                                                                                                    (3,064)(3)
  Equipment                                  88,771                17,529             1,821           (117)(1)          103,959
                                                                                                      (403)(3)
  Automobiles and trucks                     20,012                 9,271               661            117 (1)           28,739
  Construction in progress                    9,667                 2,280                --         (9,667)(1)            2,280
                                          ---------            ----------         ---------       --------           ----------
     TOTAL                                $ 705,884            $   49,982 (2)     $   3,959       $(2,792)           $  749,115
                                          =========            ==========         =========       ========           ==========


YEAR ENDED NOVEMBER 28, 1992:
  Land and land improvements             $  168,387            $    3,911         $     226       $    18  (1)       $  172,090
  Buildings                                 401,097                15,703             1,448            (8) (1)          415,344
  Equipment                                  88,798                 9,066             9,023           (70) (1)           88,771
  Automobiles and trucks                     19,693                   880               621            60  (1)           20,012
  Construction in progress                    2,615                 7,052                --            --                 9,667
                                         ----------            ----------         ---------       --------           ----------
     TOTAL                               $  680,590            $   36,612 (2)     $  11,318       $    --            $  705,884
                                         ==========            ==========         =========       ========           ==========

YEAR ENDED NOVEMBER 30, 1991:
  Land and land improvements             $  164,703            $    5,776         $     127       $  (896) (3)      $  168,387
                                                                                                   (1,069) (1)
  Buildings                                 374,130                14,317             2,818           (28) (3)         401,097
                                                                                                   15,496  (1)
  Equipment                                  86,219                12,416             1,786       (11,227) (1)          88,798
                                                                                                    3,176  (3)
  Automobiles and trucks                     16,715                 5,949             1,571        (1,400) (1)          19,693
  Construction in progress                    1,851                 2,564                --        (1,800) (1)           2,615
                                         ----------            ----------         ---------       --------          ----------
     TOTAL                               $  643,618            $   41,022 (2)     $   6,302       $ 2,252           $  680,590
                                         ==========            ==========         =========       ========          ==========

(1)  Reclassification.
(2)  Additions principally relate to building and equipment for new stores and replacement of existing equipment.
(3)  Transfer to/from Real Estate Held for Resale and Other Assets.

                                  SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                                AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                    PAYLESS CASHWAYS, INC., and subsidiary
                                                  (In thousands)

- ------------------------------------------------------------------------------------------------------------------------------------
          COL. A                            COL. B                 COL. C          COL. D               COL. E           COL. F
- ------------------------------------------------------------------------------------------------------------------------------------
                                      Balance at beginning                                        Other changes     Balance at end
Classification                            of period          Additions at cost    Retirements      add (deduct)        of period
- ------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED NOVEMBER 27, 1993:
  Land and land improvements            $  8,087               $  2,183           $     61       $  (177) (1)       $ 10,032
  Buildings                              101,067                 24,628              1,372          (992) (1)        123,331
  Equipment                               52,887                 12,511              1,727           (21) (1)         63,455
  Automobiles and trucks                  11,921                  3,874                614            --              15,181
                                        --------               --------           --------       --------           --------
    TOTAL                               $173,962               $ 43,196           $  3,774       $(1,385)           $211,999
                                        ========               ========           ========       ========           ========


YEAR ENDED NOVEMBER 28, 1992:
  Land and land improvements            $  5,988               $  2,240           $    141       $    --            $  8,087
  Buildings                               78,720                 24,889              2,542            --             101,067
  Equipment                               48,223                 11,992              7,328            --              52,887
  Automobiles and trucks                   9,142                  3,291                512            --              11,921
                                        --------               --------           --------       --------           --------
    TOTAL                               $142,073               $ 42,412           $ 10,523       $    --            $173,962
                                        ========               ========           ========       ========           ========


YEAR ENDED NOVEMBER 30, 1991:
  Land and land improvements            $  4,214               $  2,014           $     80       $  (160) (2)       $  5,988
  Buildings                               57,714                 24,019              2,718          (143) (2)         78,720
                                                                                                    (152) (1)
  Equipment                               35,309                 14,666              1,612          (140) (2)         48,223
  Automobiles and truck                    6,469                  3,576              1,346           443  (2)          9,142
                                        --------               --------           --------      --------            --------
    TOTAL                               $103,706               $ 44,275           $  5,756       $  (152)           $142,073
                                        ========               ========           ========      ========            ========

The annual provisions for depreciation have been computed principally in accordance with the following ranges of rates: Buildings,
3% to 20%; Equipment, 10% to 20%; Automobiles and trucks, 14% to 33%.

(1)  Transfer to/from Real Estate Held for Resale and Other Assets.
(2)  Reclassification.

                         SCHEDULE VIII  -  VALUATION AND QUALIFYING ACCOUNTS

                              PAYLESS CASHWAYS, INC., and subsidiary
                                       (In thousands)

- -----------------------------------------------------------------------------------------------------
        COL. A                               COL. B       COL. C          COL. D          COL. E
- -----------------------------------------------------------------------------------------------------
                                            Balance at   Charged to                     Balance at
                                            beginning    cost and                        end of
     Description                            of period    expenses       Deductions       period
- -----------------------------------------------------------------------------------------------------


YEAR ENDED NOVEMBER 27, 1993:
  Reserve for Inventory Shrink
  and Obsolescence                          $ 12,848     $ 23,948       $ 18,544        $ 18,252


YEAR ENDED NOVEMBER  28, 1992:
  Reserve for Inventory Shrink
  and Obsolescence                          $ 13,937     $ 24,911       $ 26,000        $ 12,848


YEAR ENDED NOVEMBER 30, 1991:
  Reserve for Inventory Shrink
  and Obsolescence                          $ 13,184     $ 35,491       $ 34,738        $ 13,937

                                           SCHEDULE IX - SHORT-TERM BORROWINGS

                                        PAYLESS CASHWAYS, INC., and subsidiary
                                         (In thousands, except interest rates)


- ------------------------------------------------------------------------------------------------------------------------------------
      COL. A                       COL. B             COL. C             COL. D             COL. E                   COL. F
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                    Maximum amount     Average amount           Weighted average
   Category of aggregate         Balance at     Weighted average     outstanding         outstanding             interest rate
   short-term borrowings       end of period     interest rate     at any month end    during the period (1)   during the period (2)
- ------------------------------------------------------------------------------------------------------------------------------------


YEAR ENDED NOVEMBER 27, 1993     $5,000              7.5%               $35,000            $13,791                    7.3%


YEAR ENDED NOVEMBER 28, 1992     $    0              N/A                $15,000            $ 3,321                    8.0%


YEAR ENDED NOVEMBER 30, 1991     $    0              N/A                $10,000            $   526                   10.7%



(1)   The average amount outstanding during the period was computed by dividing the total daily principal balances outstanding by the number of days in the period.

(2)   The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt outstanding.

                     SCHEDULE X  -  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                          PAYLESS CASHWAYS, INC., and subsidiary
                                                    (In thousands)


- ------------------------------------------------------------------------------------------------------------
               COL. A                                                 COL. B
- ------------------------------------------------------------------------------------------------------------
                Item                                    Charged to costs and expenses
- ------------------------------------------------------------------------------------------------------------

YEAR ENDED NOVEMBER 27, 1993:
   Advertising costs                                              $36,475
   Maintenance and repairs                                        $26,371


YEAR ENDED NOVEMBER 28, 1992:
   Advertising costs                                              $37,232
   Maintenance and repairs                                        $23,143


YEAR ENDED NOVEMBER 30, 1991:
   Advertising costs                                              $39,875
   Maintenance and repairs                                        $22,119




NOTE --  Amounts for depreciation and amortization of intangible assets; taxes, other than payroll and income taxes; and royalties, are not presented as such amounts are either not present, are less than 1% of total sales and revenues, or are shown in the related financial statements or schedules.