Form 10-Q
period 1994-02-26
PAYLESS CASHWAYS INC
filed 1994-03-15
CIK 76744

                           SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                       Form 10-Q


(Mark One)
 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended February 26, 1994


 /  /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from               to

            Commission file number 1-8210
                                   ------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of March 10, 1994:

          Voting                 --      37,524,136 shares
          Class A Non-Voting     --       2,250,000 shares

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

                                PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited) (1)
(In thousands, except per share amounts)



                                                                         Thirteen Weeks Ended
                                                              ---------------------------------------
                                                              February 26,               February 27,
                                                                  1994                        1993
                                                              ------------               ------------

Income
     Net sales                                                $   542,053                $   492,843
     Other income                                                   1,256                      1,272
                                                              ------------               ------------
                                                                  543,309                    494,115
Costs and Expenses
     Cost of merchandise sold                                     375,281                    336,262
     Selling, general and administrative                          137,882                    130,303
     Provision for depreciation
        and amortization                                           14,298                     13,663
     Interest                                                      16,605                     37,891
                                                              ------------               ------------
                                                                  544,066                    518,119
                                                              ------------               ------------

     LOSS BEFORE INCOME TAXES                                        (757)                   (24,004)

Federal and state income taxes                                        (76)                    (2,760)
                                                              ------------               ------------

     NET LOSS                                                 $      (681)               $   (21,244)
                                                              ============               ============

Net loss per common share (3)                                 $      (.05)               $     (3.41)
                                                              ============               ============

Weighted average common shares outstanding                         39,628                      6,571
                                                              ============               ============

See notes to condensed consolidated financial statements

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (1)

(In thousands)



                                                          February 26,          November 27,          February 27,
                                                             1994                   1993                  1993
                                                          ------------          ------------          ------------

ASSETS

     CURRENT ASSETS
          Cash and cash equivalents                       $    11,510           $     3,673           $     7,003
          Trade receivables                                     7,800                 9,890                 7,364
          Merchandise inventories (2)                         419,869               382,403               395,529
          Prepaid expenses and other
            current assets                                     19,813                17,056                10,633
          Deferred income taxes                                 8,977                 9,797                 4,745
                                                          ------------          ------------          ------------
               TOTAL CURRENT ASSETS                           467,969               422,819               425,274

     OTHER ASSETS
          Real estate held for sale                             8,185                 7,149                10,149
          Cost in excess of net assets
            acquired, less accumulated
            amortization of $72,593,
            $69,339 and $59,576,
            respectively                                      448,073               451,327               461,090
          Deferred financing costs                             25,476                26,326                24,649
          Other                                                10,647                 8,861                 8,241

     LAND, BUILDINGS AND EQUIPMENT                            756,234               749,115               711,953
          Allowance for depreciation and
            amortization                                     (221,838)             (211,999)             (182,873)
                                                          ------------          ------------          ------------
                                                              534,396               537,116               529,080
                                                          ------------          ------------          ------------
                                                          $ 1,494,746           $ 1,453,598           $ 1,458,483
                                                          ============          ============          ============


See notes to condensed consolidated financial statements

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (1) (Cont'd.)

(In thousands)



                                                          February 26,          November 27,          February 27,
                                                             1994                   1993                  1993
                                                          ------------          ------------          ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Advances under bank facilities                     $    60,000           $     5,000           $    30,000
       Current portion of long-term debt                       54,962                55,978                48,908
       Trade accounts payable                                 141,731               145,265               145,807
       Other current liabilities                              112,050               116,293               117,452
       Income taxes payable                                    11,025                15,141                14,647
                                                          ------------          ------------          ------------
            TOTAL CURRENT LIABILITIES                         379,768               337,677               356,814

     LONG-TERM DEBT, less portion
       classified as current liability (4)                    636,467               640,127               997,142

     NONCURRENT LIABILITIES
       Deferred income taxes                                   65,572                64,624                66,011
       Other                                                   23,549                23,859                24,561

     SHAREHOLDERS' EQUITY (5)
       Preferred Stock, $1.00 par value,
         25,000,000 shares authorized; issued:
       Series A Cumulative Convertible
         Preferred Stock, 406,000
         shares at redemption value                            40,600                40,600                40,600
       Common Stock, $.01 par value:
         Voting, 150,000,000 shares authorized,
          37,491,492,  36,161,771, and 3,718,584
          shares issued                                           375                   361                    37
         Class A Non-Voting, 5,000,000 shares
          authorized, 2,250,000 shares issued                      23                    23                    23
         Class B Non-Voting, 5,000,000 shares
          authorized, 0, 1,125,000 and 1,125,000
          shares issued                                            --                    11                    11
       Additional paid-in capital                             485,332               482,575                94,628
       Retained deficit                                      (136,940)             (136,259)             (121,344)
                                                          ------------          ------------          -------------
            TOTAL SHAREHOLDERS' EQUITY                        389,390               387,311                13,955
                                                          ------------          ------------          -------------

                                                          $ 1,494,746           $ 1,453,598           $ 1,458,483
                                                          ============          ============          =============


See notes to condensed consolidated financial statements

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (1)

(In thousands)



                                                                            Thirteen Weeks Ended
                                                                  ----------------------------------------
                                                                  February 26,                February 27,
                                                                      1994                         1993
                                                                  ------------                ------------

Cash Flows from Operating Activities

     Net loss                                                     $      (681)                $   (21,244)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                 14,298                      13,663
         Noncash interest                                               1,004                      15,366
         Deferred income taxes                                          1,769                      (2,986)
         Other                                                            978                         (97)
         Changes in assets and liabilities                            (50,027)                    (11,125)
                                                                  ------------                ------------

     NET CASH USED IN OPERATING ACTIVITIES                            (32,659)                     (6,423)

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                        (8,867)                     (7,581)
     Proceeds from sale of land, buildings and equipment                  538                          14
     Increase in other assets                                          (2,817)                       (952)
                                                                  ------------                ------------

     NET CASH USED IN INVESTING ACTIVITIES                            (11,146)                     (8,519)

Cash Flows from Financing Activities

     Retirements of long-term debt                                     (4,676)                    (38,882)
     Increase in short-term borrowings                                 55,000                      30,000
     Sale of Common Stock under stock option plan                       1,670                          --
     Sale of Common Stock under warrants                                   89                          --
     Other                                                               (441)                        (88)
                                                                  ------------                ------------

     NET CASH PROVIDED BY (USED IN)
       IN FINANCING ACTIVITIES                                         51,642                      (8,970)
                                                                  ------------                ------------

     Net increase in cash and cash equivalents                          7,837                     (23,912)
     Cash and cash equivalents, beginning of period                     3,673                      30,915
                                                                  ------------                ------------
     Cash and cash equivalents, end of period                     $    11,510                 $     7,003
                                                                  ============                ============


See notes to condensed consolidated financial statements

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended February 26, 1994 and February 27, 1993.


(1) The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated by reference in the Company's Form 10-K for the year ended November 27, 1993, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The November 27, 1993, condensed consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.


(2) Approximately 79% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $21.3 million, $20.2 million and $19.3 million higher than reported at February 26, 1994, November 27, 1993, and February 27, 1993, respectively.


(3) Net loss per common share has been computed based on the weighted average number of common shares outstanding during the period plus common stock equivalents, when dilutive, consisting of shares subject to puts and calls, certain stock options and warrants. For purposes of this computation, net loss was adjusted for dividend requirements on preferred stock, changes in the redemption value of both common stock subject to puts and calls and warrants subject to puts (prior to March 15, 1993), and interest expense reduction (net of tax) applicable to the exercise of warrants and stock options, when these items were dilutive. Additional shares of common stock issuable upon the conversion of convertible preferred stock (which is not a common stock equivalent) and the exercise of performance-based stock options have been considered only when the impact is dilutive.


(4)   Long-term debt consisted of the following:



        (In thousands)
                                                          February 26,               November 27,               February 27,
                                                              1994                       1993                       1993
                                                          ------------               ------------               ------------

         1993 Credit Agreement                            $   325,000                $   325,000                $        --
         1988 Credit Agreement                                     --                         --                    145,808
         Mortgage loan payable to insurance company           164,815                    168,072                    226,641
         Senior subordinated notes - 9 1/8%                   200,000                    200,000                         --
         Senior subordinated debentures - 14 1/2%                  --                         --                    317,868
         Junior subordinated debentures - 16 1/2%                  --                         --                    351,953
         Other senior debt                                      1,614                      3,033                      3,780
                                                          ------------               ------------               ------------
                                                              691,429                    696,105                  1,046,050
         Less portion classified as current liability         (54,962)                   (55,978)                   (48,908)
                                                          ------------               ------------               ------------
                                                          $   636,467                $   640,127                $   997,142
                                                          ============               ============               ============


PAYLESS CASHWAYS, INC. AND SUBSIDIARY

Thirteen weeks ended February 26, 1994 and February 27, 1993.


(5) During fiscal 1993, the Company completed a recapitalization plan (the "Recapitalization Plan") consisting of a series of transactions which were designed to increase shareholders' equity, reduce the Company's debt and interest expense, improve the Company's access to capital markets and improve the Company's operating and financial flexibility. The transactions included (i) the initial public offering of 32,200,000 shares of Common Stock, which was completed on March 15, 1993 for net proceeds of $385.4 million, (ii) the repayment on March 15, 1993 of $175.8 million of indebtedness outstanding under the Company's previously existing bank credit agreement, (iii) the prepayment on March 16, 1993 of $50 million of indebtedness outstanding under the Company's $226.6 million mortgage loan payable to an insurance company, (iv) the issuance of 9 1/8% senior subordinated notes due 2003, which was completed on April 20, 1993 for the aggregate principal amount of $200 million, (v) the repurchase on April 15 and 16, 1993 of $99.9 million aggregate principal amount of the Company's 16 1/2% junior subordinated debentures due August 1, 2008 and the redemption of the remaining $291.1 million aggregate principal amount of the junior subordinated debentures on July 30, 1993, (vi) borrowings on November 1, 1993 of $325 million under an amended and restated bank credit agreement entered into by the Company and certain banks, the 1993 Credit Agreement, and (vii) the redemption on November 1, 1993 of $332.5 million aggregate principal amount of the Company's 14 1/2% senior subordinated debentures due November 1, 2000. The 1993 Credit Agreement also provides for a revolving credit facility of $85 million which was used to provide a portion of the funds necessary to complete the Recapitalization Plan and which has been and will continue to be used to finance the working capital requirements of the Company in the ordinary course of business.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Sales

Net sales for the quarter ended February 26, 1994 increased 10.0% over the same period of 1993 in total and 9.1% on a comparable-store sales basis. (Comparable stores are those open one full year.) The positive sales comparisons reflect mild weather conditions in many of the Company's markets in December and January and an increase in the growth in business from both do-it-yourself and professional customers. One new store opened in late March, 1993 and another in late January, 1994.


Costs and Expenses

Cost of merchandise sold as a percent of sales was 69.2% and 68.2% for the first quarter of 1994 and 1993, respectively. The increase in the first quarter of 1994 was due primarily to the growth in sales to the professional customer whose merchandise purchases include a higher percentage of commodity goods at margin rates somewhat lower than the Company average and lower realized margins on lumber products.

Selling, general and administrative expenses were 25.4% and 26.4% of sales for the first quarter of 1994 and 1993, respectively. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to lower personnel expenses and reduced advertising expense.

The provision for depreciation and amortization increased over the first quarter of 1993 due to higher capital expenditures in fiscal 1993. The completion of the Recapitalization Plan increased the Company's funds available for capital expenditures.

Interest expense for the first quarter of 1994 decreased to $16.6 million compared to $37.9 million for the same period of 1993 due primarily to the retirement of long-term debt in connection with the Recapitalization Plan.

The provision for income taxes for the first quarter of 1994 was $.1 million compared to $2.8 million for 1993. The effective tax rates for both periods were different from the 35% statutory rate primarily due to the effect of goodwill amortization, which is nondeductible for income tax purposes.

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS - Continued


Net Loss

Net loss for the quarter ended February 26, 1994 was $.7 million compared to net loss of $21.2 million for the same period of 1993. The decrease in the net loss was primarily the result of the decreased interest expense discussed above.

During 1993, the Company completed the Recapitalization Plan consisting of a series of transactions, which were designed to increase shareholders' equity, reduce the Company's debt and interest expense, improve the Company's access to capital markets and improve the Company's operating and financial flexibility.

The following table presents summary unaudited historical consolidated operating data of the Company for the thirteen weeks ended February 26, 1994 and summary unaudited pro forma consolidated operating data of the Company ("Pro Forma Data") for the thirteen weeks ended February 27, 1993 which gives effect to the Recapitalization Plan as if it had occurred at the beginning of fiscal 1993.
The Pro Forma Data is based upon available information and certain assumptions that management believes are reasonable. The Pro Forma Data does not purport to represent what the Company's results of operations would actually have been if the transactions had occurred at the beginning of fiscal 1993 or to project the Company's results of operations for any future period.



                                                                     Historical                Pro Forma Data
                                                                --------------------         --------------------

                                                                      Thirteen                    Thirteen
                                                                     Weeks Ended                 Weeks Ended
                                                                  February 26, 1994           February 27,1993
                                                                --------------------         --------------------

Net sales and other income                                          $     543,309               $     494,115

Interest expense                                                           16,605                      18,261

Income (loss) before income taxes                                            (757)                     (4,374)

Net income (loss)                                                            (681)                     (3,949)

Net income (loss) per common share                                  $        (.05)              $        (.13)

Weighted average common and
   common equivalent shares outstanding                                    40,844                      40,240


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is from operations. Cash used in operating activities was $32.7 million for the first quarter of 1994 compared to $6.4 million for the same period of 1993. The increase in cash flow used in operations is primarily attributable to an increase in inventory. Due to seasonally lower sales in the winter months, cash flow in the first quarter represents a small amount of annual operating cash flow.

Borrowings are available under a revolving credit facility to supplement cash generated by operations. At February 26, 1994, $13.7 million was available for borrowing under the revolving credit facility. At February 26, 1994, working capital was $88.2 million compared to $85.1 million and $68.5 million at November 27, 1993 and February 27, 1993, respectively. The current ratios at February 26, 1994, November 27, 1993, and February 27, 1993 were 1.23 to 1, 1.25 to 1 and 1.19 to 1, respectively.

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

LIQUIDITY AND CAPITAL RESOURCES - Continued


The Company's primary investing activities continue to be capital expenditures for existing and new stores and distribution centers. The 1993 Credit Agreement governs the amount of capital expenditures which can be made. The Company spent approximately $8.8 million and $7.6 million for new stores, equipment and renovation of retail facilities and distribution centers during the first quarter of 1994 and 1993, respectively. In the first quarter of 1994, a new
store was opened.   The Company intends to finance the remaining fiscal 1994
budgeted capital expenditures of approximately $61 million consisting primarily of six new stores, a replacement store, additional equipment, and renovation of existing stores with funds generated from operations.

The Company's most significant financing activity is and will continue to be the
retirement of indebtedness.   Although the Company's consolidated indebtedness
is and will continue to be substantial, management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations during the past 12 months and the expected results of operations in the future, cash flow from operations and borrowings under the revolving credit facility should provide sufficient liquidity to meet all cash requirements for the next 12 months without additional borrowings.

PAYLESS CASHWAYS, INC. AND SUBSIDIARY


REVIEW BY INDEPENDENT AUDITORS

   The condensed consolidated financial statements of Payless Cashways, Inc. and its subsidiary for the quarters ended February 26, 1994 and February 27, 1993, have been reviewed by KPMG Peat Marwick, independent auditors. Their report is included in this filing.



                                PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.

                 4.0 Long-term debt instruments of Payless in amounts not exceeding ten percent (10%) of the total assets of Payless and its subsidiaries on a consolidated basis will be furnished to the Commission upon request.

                 4.1     Amended By-Laws of the Company.

                11.1     Computation of per share earnings.

                15.1 Letter re unaudited financial information - KPMG Peat Marwick.


         b.     Reports on Form 8-K.

                No reports on Form 8-K were filed by Payless during the quarter ended February 26, 1994.

                                        SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PAYLESS CASHWAYS, INC.
                                                   (Registrant)


Date:  March 14, 1994                       By      s/Stephen A. Lightstone
                                                    ---------------------------

                                                    Stephen A. Lightstone,
                                                    Senior Vice President,
                                                    Finance and Chief Financial
                                                    Office (Principal Financial
                                                    Officer and Principal
                                                    Accounting Officer)