Form 10-Q
period 1994-05-28
PAYLESS CASHWAYS INC
filed 1994-06-27
CIK 76744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  Form 10-Q


(Mark One)
  / X /           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended May 28, 1994

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


          Two Pershing Square
          2300 Main, P.O. Box 419466
          Kansas City, Missouri
64141-0466
(Address of principal executive offices                                 (Zip
Code)


Registrant's telephone number, including area code:  (816)  234-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES  / X /     NO  /    /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of June 21, 1994:

          Voting                 --   37,619,183 shares
          Class A Non-Voting     --    2,250,000 shares

                          PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited) (1)
(In thousands, except per share amounts)


                                                  Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                               -----------------------------     ------------------------------
                                                 May 28,          May 29,          May 28,           May 29,
                                                  1994             1993             1994               1993
                                               ------------     ------------     ------------     -------------

Income
   Net sales                                   $   734,215      $   698,786      $ 1,276,268      $   1,191,629
   Other income (7)                                  2,711            1,344            3,967              2,616
                                               ------------     ------------     ------------     --------------
                                                   736,926          700,130        1,280,235          1,194,245

Costs and expenses
   Cost of merchandise sold                        518,659          493,909          893,940            830,171
   Selling, general and administrative             156,358          149,279          294,240            279,582
   Provision for depreciation
      and amortization                              14,565           13,935           28,863             27,598
    Interest                                        16,463           34,950           33,068             72,841
                                               ------------     ------------     ------------     --------------
                                                   706,045          692,073        1,250,111          1,210,192
                                               ------------     ------------     ------------     --------------

   INCOME (LOSS) BEFORE
      INCOME TAXES                                  30,881            8,057           30,124            (15,947)

Federal and state income taxes                      13,481              927           13,405             (1,833)
                                               ------------     ------------     ------------     --------------

Income (loss) before equity in loss
   of joint venture and extraordinary item          17,400            7,130           16,719            (14,114)

Equity in loss of joint venture (6)                   (444)              --             (444)                --
                                               ------------     ------------     ------------     --------------

Income (loss) before extraordinary item             16,956            7,130           16,275            (14,114)

Extraordinary item:  early
   extinguishment of debt (4) and (5)                   55           (9,111)              55             (9,111)
                                               ------------     ------------     ------------     --------------

   NET INCOME (LOSS)                           $    17,011      $    (1,981)     $    16,330      $     (23,225)
                                               ============     ============     ============     ==============

Income (loss) per common share
   before equity in loss of joint
   venture and extraordinary item              $       .39      $       .17      $       .35      $        (.81)

Equity in loss of joint venture (6)                   (.01)              --             (.01)                --
                                               ------------     ------------     ------------     --------------

Income (loss) per common share
   before extraordinary item                           .38              .17              .34               (.81)

Extraordinary item:  early
   extinguishment of debt (4) and (5)                   --             (.27)              --               (.45)
                                               ------------     ------------     ------------     --------------

Net income (loss) per
   common share (3)                            $       .38      $      (.09)     $       .34      $       (1.26)
                                               ============     ============     ============     ==============

Weighted average common and
   dilutive common equivalent
   shares outstanding                               41,013           34,953           40,321              20,264
                                               ============     ============     ============     ==============

See notes to condensed consolidated financial statements

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (1)

(In thousands)


                                                May 28,         November 27,        May 29,
                                                 1994             1993               1993
                                            --------------    --------------     --------------
ASSETS

   CURRENT ASSETS
      Cash and cash equivalents             $      17,455     $       3,673      $     264,425
      Trade receivables                             9,054             9,890              9,562
      Merchandise inventories (2)                 430,898           382,403            435,846
      Prepaid expenses and other
        current assets                             26,479            17,056             15,241
      Deferred income taxes                         8,222             9,797              5,840
                                            --------------    --------------     --------------
           TOTAL CURRENT ASSETS                   492,108           422,819            730,914

   OTHER ASSETS
      Real estate held for sale                     7,040             7,149             10,149
      Cost in excess of net assets
        acquired, less accumulated
        amortization of $75,847,
        $69,339 and $62,830,
        respectively                              444,819           451,327            457,836
      Deferred financing costs                     25,256            26,326             37,701
      Other                                        13,306             8,861              9,145

   LAND, BUILDINGS AND EQUIPMENT                  771,391           749,115            732,045
      Allowance for depreciation and
        amortization                             (225,145)         (211,999)          (192,577)
                                            --------------    --------------     --------------
                                                  546,246           537,116            539,468
                                            --------------    --------------     --------------
                                            $   1,528,775     $   1,453,598      $   1,785,213
                                            --------------    --------------     --------------


See notes to condensed consolidated financial statements

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (1) (Cont'd.)

(In thousands)


                                                          May 28,             November 27,          May 29,
                                                           1994                  1993                1993
                                                        -----------           -----------          -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
      Advances under bank facilities                    $   50,000            $    5,000           $   30,000
      Current portion of long-term debt                     57,629                55,978              288,190
      Trade accounts payable                               177,617               145,265              171,604
      Other current liabilities                            118,065               116,293              112,484
      Income taxes payable                                  18,183                15,141               13,418
                                                        -----------           -----------          -----------
           TOTAL CURRENT LIABILITIES                       421,494               337,677              615,696

   LONG-TERM DEBT, less portion
      classified as current liability (4)                  609,841               640,127              681,201

   NONCURRENT LIABILITIES
      Deferred income taxes                                 66,707                64,624               65,217
      Other                                                 23,454                23,859               24,388

   SHAREHOLDERS' EQUITY  (5)
      Preferred Stock, $1.00 par value,
           25,000,000 shares authorized; issued:
      Series A Cumulative Convertible
           Preferred Stock, 406,000
           shares at redemption value                       40,600                40,600               40,600
      Common Stock, $.01 par value:
        Voting, 150,000,000 shares authorized,
           37,568,198, 36,161,771, and 36,046,197
           shares issued                                       376                   361                  360
        Class A Non-Voting, 5,000,000 shares
           authorized, 2,250,000 shares issued                  23                    23                   23
        Class B Non-Voting, 5,000,000 shares
           authorized, 0, 1,125,000 and 1,125,000
           shares issued                                        --                    11                   11
      Additional paid-in capital                           486,209               482,575              481,041
      Retained deficit                                    (119,929)             (136,259)            (123,324)
                                                        -----------           -----------         ------------
           TOTAL SHAREHOLDERS' EQUITY                      407,279               387,311              398,711
                                                        -----------           -----------         ------------

                                                        $1,528,775            $1,453,598           $1,785,213
                                                        ===========           ===========         ===========

See notes to condensed consolidated financial statements

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (1)

(In thousands)


                                                                                                    Twenty-Six Weeks Ended
                                                                                           ---------------------------------------
                                                                                              May 28,                     May 29,
                                                                                               1994                        1993
                                                                                           -----------                 ------------
Cash Flows from Operating Activities

   Net income (loss)                                                                       $   16,330                  $   (23,225)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                                                         28,863                       27,598
         Noncash interest                                                                       2,295                       29,790
         (Gain) loss on early extinguishment of debt                                              (55)                       9,111
         Deferred income taxes                                                                  3,658                       (4,875)
         Other                                                                                  1,733                         (211)
         Changes in assets and liabilities                                                    (19,939)                     (35,016)
                                                                                           -----------                -------------

   NET CASH  PROVIDED BY OPERATING ACTIVITIES                                                  32,885                        3,172

Cash Flows from Investing Activities

   Additions to land, buildings and equipment                                                 (32,160)                     (28,736)
   Proceeds from sale of land, buildings and equipment                                          1,207                          100
   Increase in other assets                                                                    (5,476)                      (1,856)
                                                                                           -----------                -------------

   NET CASH USED IN INVESTING ACTIVITIES                                                      (36,429)                     (30,492)

Cash Flows from Financing Activities

   Proceeds from long-term debt                                                                 2,864                     200,000
   Retirements of long-term debt and related penalties  (4) and (5)                           (31,337)                   (335,778)
   Increase in short-term borrowings                                                           45,000                      30,000
   Fees and financing costs paid in connection with
      debt refinancing (5)                                                                         --                     (19,984)
   Sale of Common Stock (5)                                                                        --                     385,656
   Sale of Common Stock under stock option plan                                                 2,383                       1,080
   Sale of Common Stock under warrants                                                             89                          --
   Other                                                                                       (1,673)                       (144)
                                                                                           -----------                 ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   17,326                     260,830
                                                                                           -----------                 ------------

   Net increase in cash and cash equivalents                                                   13,782                     233,510
   Cash and cash equivalents, beginning of period                                               3,673                      30,915
                                                                                           -----------                 ------------
   Cash and cash equivalents, end of period                                                $   17,455                  $  264,425
                                                                                           ===========                 ============


See notes to condensed consolidated financial statements

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Twenty-six weeks ended May 28, 1994 and May 29, 1993.


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


(2) Approximately 79% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $22.8 million, $20.2 million and $20.9 million higher than reported at May 28, 1994, November 27, 1993, and May 29, 1993, respectively.


(3) Net income (loss) per common share has been computed based on the weighted average number of common shares outstanding during the period plus common stock equivalents, when dilutive, consisting of certain stock options and warrants. For purposes of this computation, net income (loss) was adjusted for dividend requirements on preferred stock. Additional shares of common stock issuable upon the conversion of convertible preferred stock (which is not a common stock equivalent) has been considered only when the impact is dilutive.


(4)  Long-term debt consisted of the following:

                                                              May 28,         November 27,         May 29,
         (In thousands)                                        1994              1993               1993
                                                            ----------       -------------      ------------

         1994 Credit Agreement                              $   2,864        $         --       $        --
         1993 Credit Agreement                                304,546             325,000                --
         Mortgage loan payable to insurance company           161,467             168,072           174,322
         Senior subordinated notes - 9 1/8%                   197,000             200,000           200,000
         Senior subordinated debentures - 14 1/2%                  --                  --           318,141
         Junior subordinated debentures - 16 1/2%                  --                  --           273,173
         Other senior debt                                      1,593               3,033             3,755
                                                            ----------       -------------      ------------
                                                              667,470             696,105           969,391
         Less portion classified as current liability         (57,629)            (55,978)         (288,190)
                                                            ----------       -------------      ------------
                                                            $ 609,841        $    640,127       $   681,201
                                                            ==========       =============      ============


     During the thirteen weeks ended May 28, 1994, the Company borrowed $2.9 million under the 1994 Credit Agreement to repurchase and retire $3 million aggregate principal amount of 9-1/8% Senior Subordinated Notes. The 1994 Credit Agreement is a $25 million multiple draw term loan agreement dated May 6, 1994, which terminates December 31, 1994, proceeds from which must be used to purchase or redeem Senior Subordinated Notes at a price less than their par value. The 1994 Credit Agreement is unsecured, bears interest at fluctuating rates based on either an alternate base rate or LIBOR, and requires principal payment on November 25, 2000, or upon earlier receipt of proceeds from the issuance of additional shares of the Company's stock.

    The Junior Subordinated Debentures principal amount of $273.2 million was classified as current as of May 29, 1993, because the Company was holding $255.0 million of cash for their July 30, 1993, redemption.

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

Twenty-six weeks ended May 28, 1994 and May 29, 1993.


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


(6) The Company is a 49% investor in a joint venture with a Mexican company, Alfa, S.A. de C.V., which plans to open stores in Mexico. The Company accounts for this investment on the equity method.

(7) In July, 1993, two of the Company's retail facilities were severely damaged by the midwestern floods. Settlement proceeds in excess of net book value of $1.9 million related to the flood-damaged real estate have been reflected in the accompanying 1994 consolidated statements of operations as other income.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

INCOME

Net sales for the quarter ended May 28, 1994 increased 5.1% over the same period of 1993 in total and 4.2% on a comparable-store sales basis. (Comparable stores are those open one full year.) Net sales for the first half of 1994 increased 7.1% over the same period of 1993 in total and 6.2% on a comparable-store sales basis. One new store opened in the first half of 1993 and three new stores opened in the first half of 1994.

Included in other income for the second quarter and first half of 1994 was a $1.9 million gain related to the settlement on flood-damaged real estate.


COSTS AND EXPENSES

Cost of merchandise sold as a percent of sales was 70.6% and 70.7% for the second quarter of 1994 and 1993, respectively. For the first half of 1994 and 1993, cost of merchandise sold as a percent of sales was 70.0% and 69.7%, respectively.

Selling, general and administrative expenses were 21.3% and 21.4% of sales for the second quarter of 1994 and 1993, respectively. For the first half of 1994 and 1993, selling, general and administrative expenses were 23.1% and 23.5% of sales, respectively.

The provision for depreciation and amortization increased over the second quarter of 1993 due to higher capital expenditures in fiscal 1993 and the first half of 1994. The completion of the Recapitalization Plan increased the Company's funds available for capital expenditures.

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS - Continued


Interest expense for the second quarter and the first half of 1994 decreased to $16.5 million and $33.1 million compared to $35.0 million and $72.8 million, respectively, for the same periods of 1993 due primarily to the retirement of long-term debt in connection with the Recapitalization Plan.

The provision for income taxes for the first half of 1994 was $13.4 million compared to a tax benefit of $1.8 million for the first half of 1993. The effective tax rates for both periods were different from the 35% statutory rate primarily due to the effect of goodwill amortization, which is nondeductible for income tax purposes.


NET INCOME (LOSS)

Net income for the quarter ended May 28, 1994 was $17.0 million compared to net loss of $2.0 million for the same period of 1993. For the first half of 1994 net income was $16.3 million compared to a $23.2 million net loss for the same period of 1993. The improved results for both periods were primarily due to the decreased interest expense discussed above. In addition, the 1993 net loss reflected a $9.1 million extraordinary charge, net of tax, in connection with the early retirement of debt related to the 1993 Recapitalization Plan. Net income for the 1994 periods also reflects the $1.9 million settlement gain described above, the $.4 million equity in the loss of the Mexican joint venture between the Company and Alfa, S.A. de C.V. and extraordinary income of $.1 million, net of tax, in connection with the early retirement of $3.0 million aggregate principal amount of 9-1/8% senior subordinated notes.

During 1993, the Company completed the Recapitalization Plan consisting of a series of transactions, which were designed to increase shareholders' equity, reduce the Company's debt and interest expense, improve the Company's access to capital markets and improve the Company's operating and financial flexibility.

The following table presents summary unaudited historical consolidated operating data of the Company for the thirteen and twenty-six weeks ended May 28, 1994 and summary unaudited pro forma consolidated operating data of the Company ("Pro Forma Data") for the thirteen and twenty-six weeks ended May 29, 1993 which gives effect to the Recapitalization Plan as if it had occurred at the beginning of fiscal 1993. The Pro Forma Data is based upon available information and certain assumptions that management believes are reasonable. The Pro Forma Data does not purport to represent what the Company's results of operations would actually have been if the transactions had occurred at the beginning of fiscal 1993 or to project the Company's results of operations for any future period.



                                            Historical     Pro Forma Data      Historical      Pro Forma Data
                                            -----------------------------      ------------------------------
                                             Thirteen         Thirteen         Twenty-Six        Twenty-Six
                                            Weeks Ended      Weeks Ended       Weeks Ended      Weeks Ended
                                            May 28, 1994     May 29, 1993      May 28,1994      May 29, 1993
                                            ------------    -------------      -----------      -------------

   Net sales and other income                $ 736,926         $ 700,130      $ 1,280,235       $ 1,194,245

   Interest expense                              16,463           17,843           33,068            36,104

   Income before income taxes                    30,881           25,164           30,124            20,790

   Income before extraordinary item              16,956           14,491           16,275            10,542

   Income before  extraordinary item per
      common share                           $      .38         $    .33      $       .34       $       .20

   Weighted average common and dilutive
      common equivalent shares outstanding       41,013           40,240           40,321            40,240


PAYLESS CASHWAYS, INC. AND SUBSIDIARY

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is from operations. Cash provided by operating activities was $32.9 million for the first half of 1994 compared to $3.2 million for the same period of 1993. The increase in cash flow provided by operations is primarily attributable to improved operating results reflecting lower interest expense following the completion of the Recapitalization Plan.

Borrowings are available under a revolving credit facility to supplement cash generated by operations. At May 28, 1994, $23.7 million was available for borrowing under the revolving credit facility. At May 28, 1994, working capital was $70.6 million compared to $85.1 million and $115.2 million at November 27, 1993 and May 29, 1993, respectively. The current ratios at May 28, 1994, November 27, 1993, and May 29, 1993 were 1.17 to 1, 1.25 to 1 and 1.19 to 1, respectively.

The Company's primary investing activities continue to be capital expenditures for existing and new stores and distribution centers. The 1993 Credit Agreement governs the amount of capital expenditures which can be made. The Company spent approximately $32.2 million and $28.7 million for new stores, equipment and renovation of retail facilities and distribution centers during the first half of 1994 and 1993, respectively. During the first half of 1994, three new stores were opened. The Company intends to finance the remaining fiscal 1994 budgeted capital expenditures of approximately $38 million, consisting primarily of three new stores, a replacement store, additional equipment, and renovation of existing stores, with funds generated from operations.

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

PAYLESS CASHWAYS, INC. AND SUBSIDIARY


REVIEW BY INDEPENDENT AUDITORS

 The condensed consolidated financial statements of Payless Cashways, Inc. and its subsidiary for the quarters ended May 28, 1994 and May 29, 1993, have been reviewed by KPMG Peat Marwick, independent auditors. Their report is included in this filing.



                  PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders was held April 21, 1994. Shareholders owning 31,534,056 or more shares voted in favor of each of the four nominees for director: Harold Cohen, Scott G. Fossel, George Latimer, and Susan M. Stanton. Previously elected and continuing to serve their terms are David Stanley, Larry P. Kunz, Gary D. Rose, Wayne
         B. Lyon, Ralph Strangis, John H. Weitnauer, Jr. and William A. Hall.


Item 6.  Exhibits and Reports on Form 8-K.

         a.  Exhibits.

              4.0 Long-term debt instruments of Payless in amounts not exceeding ten percent (10%) of the total assets of Payless and its subsidiaries on a consolidated basis will be furnished to the Commission upon request.

              4.1    Amended By-Laws of the Company.

              4.2 Sixth Amendment and Waiver dated May 6, 1994, to the 1993 Credit Agreement, dated as of March 8, 1993, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent.

             10.1 First Amendment to the Payless Cashways, Inc. Supplemental Death Benefit Plan, dated June 16, 1994.

             11.1    Computation of per share earnings.

             15.1    Letter re unaudited financial information - KPMG Peat
                     Marwick.


         b.  Reports on Form 8-K.

             No reports on Form 8-K were filed by Payless during the quarter ended May 28, 1994.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PAYLESS CASHWAYS, INC.
                                   (Registrant)


Date:  June 24, 1994         By    s/Stephen A. Lightstone
                                   _____________________________________________

                                   Stephen A. Lightstone, Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)