Form 10-K/A
period 1993-11-27
PAYLESS CASHWAYS INC
filed 1994-06-29
CIK 76744

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-K/A
(Mark One)
  / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended November 27, 1993
                                         OR
  /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from  ____________to_____________

                          Commission file number 1-8210

                              PAYLESS CASHWAYS, INC.
             (Exact name of registrant as specified in its charter)
                Iowa                                            42-0945849
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

        Two Pershing Square
    2300 Main, P.O. Box 419466
    Kansas City, Missouri                                      64141-0466
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (816)  234-6000

    SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                        Name of Each Exchange on
Title of Each Class                                         Which Registered
- - -------------------                                     ------------------------

Common Stock, $.01 par value                             New York Stock Exchange

9-1/8% Senior Subordinated Notes due April 15, 2003      New York Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  NONE

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES / X /     NO /    /

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

                                  PART IV
                                  -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Document list.

     1. and 2 The response to this portion of Item 14 is submitted as a separate section of this report.

     3. Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is incorporated herein by reference.

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

                                PAYLESS CASHWAYS, INC.
                                (Registrant)


Date:  June 29, 1994            By   s/Stephen A. Lightstone
                                     -------------------------------------

                                     Stephen A. Lightstone, Senior Vice
                                     President,Finance and Chief Financial
                                     Officer (Principal Financial Officer and
                                     Principal Accounting Officer)

                                             EXHIBIT INDEX

Exhibit                                                                                                                 Page
  No.                                          Description                                                               No.
- - -------                                        -----------                                                              ----

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

 4.2(f)      Fifth Amendment dated as of February 14, 1994, to the 1993 Credit Agreement, dated as of March 8, 1993, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative
             Agent (incorporated by reference to Exhibit 4.2(f) filed as part of Payless'
             Annual Report on Form 10-K for fiscal year ended November 27, 1993).

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

  4.10(b)    Joinder Agreement dated February 14, 1994 among Payless, Somerville Lumber and Supply Co., Inc., the Banks listed on the signature pages thereof and Canadian
             Imperial Bank of Commerce, New York Agency, as Administrative Agent (incorporated by reference to Exhibit 4.10(b) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 27, 1993).

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

10.6(c)      Retirement Agreement dated as of November 14, 1993 between Payless and
             Harold Cohen (incorporated by reference to Exhibit 10.6(c) filed as part of Payless'
             Annual Report on Form 10-K for fiscal year ended November 27, 1993).

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

10.10(b)     Amendment to Payless' Wealth-Op Deferred Compensation  Plan (incorporated by reference to Exhibit 10.10(b) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 27, 1993).

10.11(a)     Payless Cashways, Inc. 1988 Deferred Compensation Plan (incorporated by reference to Exhibit 10.11(a) filed as part of Payless' Annual Report on Form
             10-K for fiscal year ended November 27, 1993).

10.11(b)     Amendment to Payless' 1988 Deferred Compensation Plan




             (incorporated by reference to Exhibit 10.11(b) filed as part of Payless' Annual
             Report on Form 10-K for fiscal year ended November 27, 1993).

10.12        Payless Cashways, Inc. Supplemental Death Benefit Plan (incorporated by reference to Exhibit 10.12 filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 27, 1993).

10.13        Payless Cashways, Inc. Supplemental Disability Plan (incorporated by reference to Exhibit 10.13 filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 27, 1993).

10.14(a)     Payless Cashways, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.14(a) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 27, 1993).

10.14(b)     First Amendment to the Payless Cashways, Inc. Supplemental
             Retirement Plan effective June 22, 1989 (incorporated by reference to Exhibit
             10.14(b) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 27, 1993).

10.15(a)     Registration Rights Agreement dated as of August 4, 1988 among
             PCI Acquisition Corp. and certain of its shareholders (incorporated by reference to Exhibit 10.15(a) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 27, 1993).

10.15(b)     Agreement and Amendment dated as of November 11, 1988 to Registration
             Rights Agreement dated as of August 4, 1988 among Payless and certain of its shareholders
             (incorporated by reference to Exhibit 10.15(b) filed as part of Payless' Annual Report on
             Form 10-K for fiscal year ended November 27, 1993).

10.15(c)     Addendum to Shareholders' Agreement and Registration Rights Agreement dated February 22,
             1989 by and among Payless and certain of its shareholders (incorporated by reference to
             Exhibit 10.15(c) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended
             November 27, 1993).

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

11.1         Computation of per share earnings (incorporated by reference to Exhibit 11.1 filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 27, 1993).

13.1         Annual Report to Shareholders (incorporated by reference to Exhibit 13.1 filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 27, 1993).

21.1         Subsidiary of the Registrant (incorporated by reference to Exhibit 22.1 filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

23.1         Consent of KPMG Peat Marwick (incorporated by reference to Exhibit 23.1 filed as part of Payless' Annual Report on Form 10-K for fiscal year ended
             November 27, 1993).

23.2         Consent of KPMG Peat Marwick related to the Annual Report of the Payless
             Cashways, Inc. Employee Savings Plan on Form 11-K for fiscal year ended
             December 31, 1993.

99.1         Annual Report of the Payless Cashways, Inc. Employee Savings Plan on
             Form 11-K for fiscal year ended December 31, 1993.  Required financial statements have been filed in paper format under cover of Form SE.


