Form 10-Q
period 1994-08-27
PAYLESS CASHWAYS INC
filed 1994-09-28
CIK 76744

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      Form 10-Q


(Mark One)
 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 27, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of September 16, 1994:

          Voting                 --          37,624,222     shares
          Class A Non-Voting     --           2,250,000     shares

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

                                            PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited) (1)
(In thousands, except per share amounts)

                                                       Thirteen Weeks Ended                         Thirty-Nine Weeks Ended
                                               August 27,               August 28,            August 27,               August 28,
                                                  1994                      1993                  1994                     1993
                                             --------------           --------------        --------------           --------------
Income
     Net sales                               $     744,112            $     716,853         $   2,020,380            $ 1  ,908,482
     Other income (7)                                2,008                    1,077                 5,975                    3,693
                                             --------------           --------------        --------------           --------------
                                                   746,120                  717,930             2,026,355                1,912,175

Costs and expenses
     Cost of merchandise sold                      530,402                  509,862             1,424,342                1,340,033
     Selling, general and administrative           149,569                  146,367               443,809                  425,949
     Provision for depreciation
          and amortization                          15,116                   14,260                43,979                   41,858
     Interest                                       16,348                   31,415                49,416                  104,256
                                             --------------           --------------        --------------           --------------
                                                   711,435                  701,904             1,961,546                1,912,096
                                             --------------           --------------        --------------           --------------

     INCOME BEFORE INCOME TAXES                     34,685                   16,026                64,809                       79

Federal and state income taxes                      15,635                    7,888                29,040                    6,055
                                             --------------           --------------        --------------           --------------

Income (loss) before equity in loss
     of joint venture and extraordinary item        19,050                    8,138                35,769                   (5,976)

Equity in loss of joint venture (6)                   (705)                      --                (1,149)                      --
                                             --------------           --------------        --------------           --------------

Income (loss) before extraordinary item             18,345                    8,138                34,620                   (5,976)

Extraordinary item:  early
     extinguishment of debt (4) and (5)                288                   (9,471)                  343                  (18,582)
                                             --------------           --------------        --------------           --------------

     NET INCOME (LOSS)                       $      18,633            $      (1,333)        $      34,963            $     (24,558)
                                             ==============           ==============        ==============           ==============

Income (loss) per common share
     before extraordinary item               $         .42            $         .17         $         .76            $        (.36)

Extraordinary item:  early
     extinguishment of debt (4) and (5)                .01                     (.24)                  .01                     (.70)
                                             ==============           ==============        ==============           ==============

Net income (loss) per
     common share (3)                        $         .43            $        (.06)        $         .77            $       (1.05)
                                             ==============           ==============        ==============           ==============

Weighted average common and
     dilutive common equivalent
     shares outstanding                             40,320                   40,355                40,321                   26,662
                                             ==============           ==============        ==============           ==============



See notes to condensed consolidated financial statements

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (1)

(In thousands)

                                                            August 27,               November 27,               August 28,
                                                              1994                      1993                       1993
                                                          --------------            --------------            --------------
ASSETS

     CURRENT ASSETS
          Cash and cash equivalents                       $      12,040             $       3,673             $      15,805
          Trade receivables                                       7,397                    14,773                    14,969
          Merchandise inventories (2)                           406,738                   382,403                   393,249
          Prepaid expenses and other
            current assets                                       27,967                    17,056                    20,368
          Deferred income taxes                                   7,364                     9,797                     6,238
                                                          --------------            --------------            --------------
               TOTAL CURRENT ASSETS                             461,506                   427,702                   450,629

     OTHER ASSETS
          Real estate held for sale                               6,710                     7,149                     8,799
          Cost in excess of net assets
            acquired, less accumulated
            amortization of $79,101,
            $69,339 and $66,084,
            respectively                                        441,565                   451,327                   454,582
          Deferred financing costs                               23,810                    26,326                    33,979
          Other                                                  14,728                     8,861                     8,268

     LAND, BUILDINGS AND EQUIPMENT                              790,230                   749,115                   737,197
          Allowance for depreciation and
            amortization                                       (234,767)                 (211,999)                 (201,737)
                                                          --------------            --------------            --------------
                                                                555,463                   537,116                   535,460
                                                          --------------            --------------            --------------
                                                          $   1,503,782             $   1,458,481             $   1,491,717
                                                          ==============            ==============            ==============




See notes to condensed consolidated financial statements

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued (Unaudited) (1)

(In thousands)

                                                            August 27,               November 27,               August 28,
                                                              1994                      1993                       1993
                                                          --------------            --------------            --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
          Advances under bank facilities                  $      20,000             $       5,000             $          --
          Current portion of long-term debt                      58,033                    55,978                    15,374
          Trade accounts payable                                152,634                   145,265                   154,930
          Other current liabilities                             131,372                   121,176                   143,766
          Income taxes payable                                   17,988                    15,141                    13,103
                                                          --------------            --------------            --------------
               TOTAL CURRENT LIABILITIES                        380,027                   342,560                   327,173

     LONG-TERM DEBT, less portion
          classified as current liability (4) and (5)           605,423                   640,127                   678,010

     NONCURRENT LIABILITIES
          Deferred income taxes                                  68,765                    64,624                    64,593
          Other                                                  23,034                    23,859                    23,910

     SHAREHOLDERS' EQUITY (5) and (3)
          Preferred Stock, $1.00 par value,
               25,000,000 shares authorized; issued:
            Series A Cumulative Convertible Preferred Stock,
               406,000 shares at redemption value                40,600                    40,600                    40,600
          Common Stock, $.01 par value:
            Voting, 150,000,000 shares authorized,
               37,624,222, 36,161,771, and 36,095,277
               shares issued                                        376                       361                       361
            Class A Non-Voting, 5,000,000 shares
               authorized, 2,250,000 shares issued                   23                        23                        23
            Class B Non-Voting, 5,000,000 shares
               authorized, 0, 1,125,000 and 1,125,000
               shares issued                                         --                        11                        11
          Additional paid-in capital                            486,830                   482,575                   481,695
          Retained deficit                                     (101,296)                 (136,259)                 (124,659)
                                                          --------------            --------------            --------------
               TOTAL SHAREHOLDERS' EQUITY                       426,533                   387,311                   398,031
                                                          --------------            --------------            --------------

                                                          $   1,503,782             $   1,458,481             $   1,491,717
                                                          ==============            ==============            ==============



See notes to condensed consolidated financial statements

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (1)

(In thousands)

                                                                                    Thirty-Nine Weeks Ended
                                                                       -------------------------------------------------
                                                                         August 27,                         August 28,
                                                                            1994                               1993
                                                                       --------------                     --------------
Cash Flows from Operating Activities

     Net income (loss)                                                 $      34,963                      $     (24,558)
     Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
               Depreciation and amortization                                  43,979                             41,858
               Noncash interest                                                3,442                             38,751
               (Gain) loss on early extinguishment of debt                      (343)                            18,582
               Equity in loss of joint venture                                 1,149                                 --
               Deferred income taxes                                           6,574                             (5,897)
               Other                                                           1,873                               (635)
               Changes in assets and liabilities                              (7,841)                            17,849
                                                                       --------------                     --------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                83,796                             85,950

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                              (52,598)                           (37,394)
     Proceeds from sale of land, buildings and equipment                       1,224                                377
     Increase in other assets                                                 (8,047)                              (979)
                                                                       --------------                     --------------

     NET CASH USED IN INVESTING ACTIVITIES                                   (59,421)                           (37,996)

Cash Flows from Financing Activities

     Proceeds from long-term debt                                             21,307                            200,000
     Retirements of long-term debt and related penalties (4) and (5)         (53,033)                          (630,035)
     Increase in short-term borrowings                                        15,000                                 --
     Fees and financing costs paid in connection with
          debt refinancing (5)                                                    --                            (20,220)
     Sale of Common Stock (5)                                                     --                            385,450
     Sale of Common Stock under stock option plan                              2,517                              1,941
     Sale of Common Stock under warrants                                          89                                 --
     Other                                                                    (1,888)                              (200)
                                                                       --------------                     --------------

     NET CASH USED IN FINANCING ACTIVITIES                                   (16,008)                           (63,064)
                                                                       --------------                     --------------

     Net increase (decrease) in cash and cash equivalents                      8,367                            (15,110)
     Cash and cash equivalents, beginning of period                            3,673                             30,915
                                                                       --------------                     --------------
     Cash and cash equivalents, end of period                          $      12,040                      $      15,805
                                                                       ==============                     ==============




See notes to condensed consolidated financial statements

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirty-nine weeks ended August 27, 1994 and August 28, 1993.


(1) The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated by reference in the Company's Form 10-K for the year ended November 27, 1993, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The November 27, 1993, condensed consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. Certain reclassifications have been made to prior period amounts to conform with the 1994 presentation.


(2) Approximately 79% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $24.4 million, $20.2 million and $22.4 million higher than reported at August 27, 1994, November 27, 1993, and August 28, 1993, respectively.


(3) Net income (loss) per common share has been computed based on the weighted average number of common shares outstanding during the period plus common stock equivalents, when dilutive, consisting of certain stock options and warrants. For purposes of this computation, net income
        (loss) was adjusted for dividend requirements on preferred stock. Additional shares of common stock issuable upon the conversion of convertible preferred stock (which is not a common stock equivalent) was considered only when the impact was dilutive. The conversion feature of the preferred stock expired on August 1, 1994.


(4)     Long-term debt consisted of the following:

                                                             August 27,               November 27,               August 28,
          (In thousands)                                       1994                       1993                      1993
                                                            ------------              ------------              ------------
          1994 Credit Agreement                             $    21,306               $        --               $        --
          1993 Credit Agreement                                 304,546                   325,000                        --
          Mortgage loan payable to insurance company            158,025                   168,072                   171,240
          Senior subordinated notes - 9-1/8%                    178,000                   200,000                   200,000
          Senior subordinated debentures - 14-1/2%                   --                        --                   318,414
          Other senior debt                                       1,579                     3,033                     3,730
                                                            ------------              ------------              ------------
                                                                663,456                   696,105                   693,384
          Less portion classified as current liability          (58,033)                  (55,978)                  (15,374)
                                                            ------------              ------------              ------------
                                                            $   605,423               $   640,127               $   678,010
                                                            ============              ============              ============

        As of August 27, 1994, the Company had borrowed $21.3 million under the 1994 Credit Agreement to repurchase and retire $22 million aggregate principal amount of 9-1/8% Senior Subordinated Notes. The 1994 Credit Agreement is a $25 million multiple- draw term loan agreement dated May 6, 1994, which provides for draws until December 31, 1994, proceeds from which must be used to purchase or redeem Senior Subordinated Notes at a price less than their par value. The 1994 Credit Agreement is unsecured, bears interest at fluctuating rates based on either an alternate base rate or LIBOR, and requires principal payment on November 25, 2000, or upon earlier receipt of proceeds from the issuance of additional shares of the Company's stock.

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

Thirty-nine weeks ended August 27, 1994 and August 28, 1993.


(5) During fiscal 1993, the Company completed a recapitalization plan (the "Recapitalization Plan") consisting of a series of transactions which were designed to increase shareholders' equity, reduce the Company's debt and interest expense, improve the Company's access to capital markets and improve the Company's operating and financial flexibility. The transactions included (i) the initial public offering of 32,200,000 shares of Common Stock, which was completed on March 15, 1993 for net proceeds of $385.4 million, (ii) the repayment on March 15, 1993 of $175.8 million of indebtedness outstanding under the Company's previously existing bank credit agreement, (iii) the prepayment on March 16, 1993 of $50 million of indebtedness outstanding under the Company's $226.6 million mortgage loan payable to an insurance company, (iv) the issuance of 9-1/8% senior subordinated notes due 2003, which was completed on April 20, 1993 for the aggregate principal amount of $200 million, (v) the repurchase on April 15 and 16, 1993 of $99.9 million aggregate principal amount of the Company's 16-1/2% junior subordinated debentures due August 1, 2008 and the redemption of the remaining $291.1 million aggregate principal amount of the junior subordinated debentures on July 30, 1993, (vi) borrowings on November 1, 1993 of $325 million under an amended and restated bank credit agreement entered into by the Company and certain banks, the 1993 Credit Agreement, and (vii) the redemption on November 1, 1993 of $332.5 million aggregate principal amount of the Company's 14-1/2% senior subordinated debentures due November 1, 2000. The 1993 Credit Agreement also provides for a revolving credit facility of $85 million which was used to provide a portion of the funds necessary to complete the Recapitalization Plan and which has been and will continue to be used to finance the working capital requirements of the Company in the ordinary course of business.


(6) The Company is a 49% investor in Total Home de Mexico, S.A. de C.V., a joint venture with a Mexican company, Alfa, S.A. de C.V., which plans to open stores in Mexico. The Company accounts for this investment on the equity method.

(7) In July, 1993, two of the Company's retail facilities were severely damaged by the midwestern floods. Settlement proceeds in excess of net book value of $2.8 million related to the flood-damaged real estate, fixtures and equipment have been reflected in the accompanying 1994 consolidated statements of operations as other income.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS


Income

Net sales for the quarter ended August 27, 1994 increased 3.8% over the same period of 1993 in total and 2.4% on a comparable-store sales basis. (Comparable stores are those open one full year.) Net sales for the first three quarters of 1994 increased 5.9% over the same period of 1993 in total and 4.8% on a comparable-store sales basis. One new store opened in the first three quarters of 1993 and five new stores, one of which was a replacement store, opened in the first three quarters of 1994.

Included in other income for the third quarter and first three quarters of 1994 were gains of $.9 million and $2.8 million, respectively, from flood-related settlements.


Costs and Expenses

Cost of merchandise sold as a percent of sales was 71.3% and 71.1% for the third quarter of 1994 and 1993, respectively. For the first three quarters of 1994 and 1993, cost of merchandise sold as a percent of sales was 70.5% and 70.2%, respectively.

Selling, general and administrative expenses were 20.1% and 20.4% of sales for the third quarter of 1994 and 1993, respectively. For the first three quarters of 1994 and 1993, selling, general and administrative expenses were 22.0% and 22.3% of sales, respectively.

The provision for depreciation and amortization increased over the third quarter of 1993 due to higher capital expenditures in fiscal 1993 and the first three quarters of 1994. The completion of the Recapitalization Plan increased the Company's funds available for capital expenditures.

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS - Continued


Interest expense for the third quarter and the first three quarters of 1994 decreased to $16.3 million and $49.4 million compared to $31.4 million and $104.3 million, respectively, for the same periods of 1993 due primarily to the retirement of long-term debt in connection with the Recapitalization Plan.

The provision for income taxes for the first three quarters of 1994 was $29.0 million compared to $6.1 million for the first three quarters 1993. The effective tax rates for both periods were different from the 35% statutory rate primarily due to the effect of goodwill amortization, which is nondeductible for income tax purposes.


Net Income (Loss)

Net income for the quarter ended August 27, 1994 was $18.6 million compared to a net loss of $1.3 million for the same period of 1993. For the first three quarters of 1994 net income was $35.0 million compared to a $24.6 million net loss for the same period of 1993. The improved results for both periods were primarily due to increased operating earnings and the decreased interest expense discussed above. In addition, the 1993 net loss reflected extraordinary charges in connection with the early retirement of debt related to the 1993 Recapitalization Plan. Net income for the 1994 periods also reflects the flood-related settlement gains described above, the equity in the loss attributed to Total Home de Mexico, S.A. de C.V. and extraordinary income in connection with the early retirement of a portion of the 9-1/8% senior subordinated notes.

During 1993, the Company completed the Recapitalization Plan consisting of a series of transactions, which were designed to increase shareholders' equity, reduce the Company's debt and interest expense, improve the Company's access to capital markets and improve the Company's operating and financial flexibility.

The following table presents summary unaudited historical consolidated operating data of the Company for the thirteen and thirty-nine weeks ended August 27, 1994 and summary unaudited pro forma consolidated operating data of the Company ("Pro Forma Data") for the thirteen and thirty-nine weeks ended August 28, 1993 which gives effect to the Recapitalization Plan as if it had occurred at the beginning of fiscal 1993. The Pro Forma Data is based upon available information and certain assumptions that management believes are reasonable. The Pro Forma Data does not purport to represent what the Company's results of operations would actually have been if the transactions had occurred at the beginning of fiscal 1993 or to project the Company's results of operations for any future period.

                                                    Historical          Pro Forma Data          Historical          Pro Forma Data
                                                 -------------------------------------       --------------------------------------
                                                     Thirteen              Thirteen            Thirty-Nine            Thirty-Nine
                                                   Weeks Ended           Weeks Ended           Weeks Ended            Weeks Ended
(In thousands, except per share amounts)         August 27, 1994       August 28, 1993       August 27, 1994        August 28, 1993
                                                 ---------------       ---------------       ---------------        ---------------
     Net sales and other income                  $      746,120        $      717,930        $    2,026,355         $    1,912,175

     Interest expense                                    16,348                17,299                49,416                 53,403

     Income before income taxes                          34,685                30,142                64,809                 50,932

     Net income                                          18,633                17,118                34,963                 27,660

     Net income per common share                 $          .43        $          .40        $          .77         $          .60

     Weighted average common and dilutive
          common equivalent shares outstanding           40,320                40,240                40,321                 40,240


During the third quarter, the Company's results were affected by comparable store sales gains of only 2.4%. If this trend were to continue, fourth quarter net income would be comparable to the prior year's fourth quarter pro forma results of $.39.

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is from operations. Cash provided by operating activities was $83.8 million for the first three quarters of 1994 compared to $86.0 million for the same period of 1993.

Borrowings are available under a revolving credit facility to supplement cash generated by operations. At August 27, 1994, $55.1 million was available for borrowing under the revolving credit facility. At August 27, 1994, working capital was $81.5 million compared to $85.1 million and $123.5 million at November 27, 1993 and August 28, 1993, respectively. The current ratios at August 27, 1994, November 27, 1993, and August 28, 1993 were 1.21 to 1, 1.25 to
1 and 1.38 to 1, respectively.

The Company's primary investing activities continue to be capital expenditures for existing and new stores and distribution centers. The 1993 Credit Agreement governs the amount of capital expenditures which can be made. The Company spent approximately $52.6 million and $37.4 million for new stores, equipment and renovation of retail facilities and distribution centers during the first three quarters of 1994 and 1993, respectively. During the first three quarters of
1994, five new stores were opened, one of which was a replacement store.   The
Company intends to finance the remaining fiscal 1994 budgeted capital expenditures of approximately $17 million, consisting primarily of two new stores, additional equipment, and renovation of existing stores, with funds generated from operations.

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

PAYLESS CASHWAYS, INC. AND SUBSIDIARY


REVIEW BY INDEPENDENT AUDITORS

     The condensed consolidated financial statements of Payless Cashways, Inc. and its subsidiary for the thirteen and thirty-nine week periods ended August 27, 1994 and August 28, 1993, have been reviewed by KPMG Peat Marwick LLP, independent auditors. Their report is included in this filing.



                                 PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

         None.



Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.

                3.1     By-laws of the Company.

                4.0 Long-term debt instruments of Payless in amounts not exceeding ten percent (10%) of the total assets of Payless and its subsidiaries on a consolidated basis will be furnished to the Commission upon request.

                4.1 Second Waiver dated as of August 1, 1994 to the 1993 Credit Agreement, dated as of March 8, 1993, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency ("CIBC"), as Administrative Agency, and Second Waiver dated as of August 1, 1994 to the Standby Letter of Credit Issuance and Reimbursement Agreement, dated as of February 14, 1994, among Payless, the Banks and other financial institutions listed on the signature pages thereof and CIBC, as Issuing Bank.

                4.2 Seventh Amendment dated as of August 1, 1994, to the 1993 Credit Agreement, dated as of March 8, 1993, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agency, and Second Amendment to the Standby Letter of Credit Issuance and Reimbursement Agreement, dated as of February 14, 1994, among Payless, the Banks and other financial institutions listed on the signature pages thereof and CIBC, as Issuing Bank.

            10.1(a) Third Amendment dated as of August 31, 1994, to The Payless Cashways, Inc. Supplemental Retirement Plan dated as of January 1, 1988.

            10.1(b) Agreement for Supplemental Retirement Benefits between Payless and David Stanley as of the 31st day of August, 1994, effective date of participation in The Supplemental Retirement Plan of April 15, 1980.

               11.1     Computation of per share earnings.

               15.1 Letter re unaudited financial information - KPMG Peat Marwick LLP.

               27.1     Financial data schedule.


     b.     Reports on Form 8-K.

            No reports on Form 8-K were filed by Payless during the quarter ended August 27, 1994.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PAYLESS CASHWAYS, INC.
                                   (Registrant)


Date:  September 22, 1994    By    s/Stephen A. Lightstone
                                   ---------------------------------------------

                                   Stephen A. Lightstone, Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)