Form 10-K
period 1994-11-26
PAYLESS CASHWAYS INC
filed 1995-02-24
CIK 76744

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                         FORM 10-K
(Mark One)
 / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended November 26, 1994
                                           OR
 /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from            to
                                            ----------    ------------

                           Commission file number 1-8210

                               PAYLESS CASHWAYS, INC.
                 (Exact name of registrant as specified in its charter)
             Iowa                                              42-0945849
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

         Two Pershing Square
      2300 Main, P.O. Box 419466
         Kansas City, Missouri                                     64141-0466
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (816)  234-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                        Name of Each Exchange on
     Title of Each Class                                    Which Registered
     -------------------                                ------------------------

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

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of February 6, 1995, was $376,697,477.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Common Stock, $.01 par value, outstanding as of February 6, 1995:

       Voting                --    37,624,222  shares
       Class A Non-Voting    --     2,250,000  shares

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended
November 26, 1994, are incorporated by reference into Part II. Portions of the Annual Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1995, are incorporated by reference into Part III.

                                 PART I
                                 ------

Item 1.  BUSINESS.

GENERAL

     Payless Cashways, Inc. ("Payless" or the "Company") is the fourth largest retailer of building materials and home improvement products in the United States as measured by sales. The Company operates 201 full-line retail stores in 24 states located in the Midwest, Southwest, Pacific Coast, Rocky Mountain and New England areas under the names of Payless Cashways Building Materials, Furrow Building Materials, Lumberjack Building Materials, Hugh M. Woods Building Materials, Knox Lumber and Somerville Lumber. Each full-line store is designed as a one-stop source that provides customers with a complete selection of quality products and services needed to build, improve, and maintain their home, business, farm or ranch properties. The Company's merchandise assortment includes approximately 24,000 items in the following categories: lumber and building materials, millwork, tools, hardware, electrical and plumbing products, paint, lighting, home decor, kitchens, decorative plumbing, heating, ventilating and cooling (HVAC), and seasonal items. The Company believes that the combination of a full-line lumberyard, a broad product mix, a high level of in-store customer assistance concerning product usage and installation, and competitive prices distinguishes Payless from many competitors.

     The Company's primary customers include project oriented do-it-yourselfers and professionals. Project oriented do-it-yourselfers ("DIY'ers") are those that engage in more frequent and complex repair or improvement projects and typically spend in excess of $1,000 annually on home improvement products. Professionals ("Pros") include remodelers, residential contractors, and specialty tradesmen along with enterprises which purchase large quantities of building materials for facility maintenance, such as property management firms, commercial and industrial accounts, and government institutions. Due to its product mix (especially the advantage provided by its full-line lumberyard) and customer service approach, the Company believes that it is well positioned to increase its penetration of these segments of the building materials and home improvement products market. Payless also serves the needs of the moderate and light DIY'er.


INDUSTRY OVERVIEW

     Building materials and home improvement products are sold through two distribution channels -- retail units and wholesale supply outlets. In the latest study prepared by DRI/McGraw-Hill in October 1994, the retail channel of the industry was estimated to be $125.8 billion in 1994, and is forecast to be $162.5 billion by 1999. The Company estimates the wholesale supply channel for products sold by the Company represented approximately $118 billion in 1994, based on the most recently available unpublished data from the U.S. Department of Commerce for 1994.

     Retail distribution channels include neighborhood hardware stores, home centers, warehouse stores, specialty stores (such as paint and tile stores) and lumberyards. Although the industry remains highly fragmented, the retail distribution channel has consolidated somewhat in the last ten years, particularly in metropolitan areas. Warehouse, home center and building materials chains have grown while the number of local independent merchants has declined. The top 25 chains accounted for approximately 29% of industry sales in 1993.

     In general terms, customers can be characterized as either retail-oriented (consumer) or wholesale-oriented (professional). The consumer segments, as defined by the Company, include light DIY'ers who spend less than $200 annually on building materials and home improvements products; moderate DIY'ers who make annual purchases of $200 to $1,000; and project oriented DIY'ers who make annual purchases in excess of $1,000. Purchases by professionals tend to be larger in volume and require specialized merchandise assortments, competitive market pricing, superior lumber quality, telephone order placement, commercial credit and job-site delivery.


BUSINESS STRATEGY

     Objectives

     The Company's principal objectives are to (i) increase its market share in
the Pro and project oriented DIY segments through its existing stores,   (ii)
acquire new customers through the implementation of a more aggressive new store expansion program and (iii) achieve a leading market position in Mexico through a joint venture, as discussed below.

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

     Based on the Company's 1994 market data from a sample of stores which the Company believes are representative of its stores, the Company's business mix as a percentage of sales was approximately 50% DIY and 50% Pro. Approximately 66% of the DIY sales were derived from the project oriented DIY'er and the remainder from the light and medium DIY'er.

     Professional Strategy

     The Company is particularly well-suited to serve the needs of professional customers and offers services not provided by others in the industry.

     A sales and service staff of approximately 1,700 are dedicated to serving the professional customer. Professional sales representatives have assigned customers for whom they provide service tailored to the customers' business needs. Sales representatives call on professional customers at their places of business and job sites. The sales representatives have detailed information regarding account purchases and the profitability of their accounts. The Company believes that this level of customer service and type of sales management system is effective in increasing purchases and improving profitability from current professional customers as well as building customer loyalty.

     Each full line store has a separate commercial sales area for the professional customer to use. These offices allow private discussions between the customer and their sales representative, speed the purchase process for the Pro and offer small amenities to these customers such as coffee, ice, and phone access. The Company has 63 drive-through format lumberyards which significantly reduce the time required to complete a purchase and meet the Pros' requirement for fast and efficient service. An additional 32 stores will be converted to this drive-through format in 1995.

     The Company's merchandise assortment is particularly appealing to the Pro. Preferred brands, commercial grade items, contractor packs and extensive special order capabilities ensure that the Company meets the broad product requirements of this customer segment. The merchandise assortment includes products previously available to customers only through authorized wholesale distribution. The Company has negotiated purchase arrangements with key lumber suppliers which ensure a consistent source of high quality lumber.

     The Company offers a number of special services which are tailored to meet the needs of various professional and commercial customer segments. Delivery services include next day job-site delivery and roof top delivery. Credit programs include a 30 day revolving account (Pro Project Card) and a full-service commercial credit program which provides job based billing and other more sophisticated credit features. Additionally, all stores offer automated blueprint estimating services featuring rapid turnaround. This estimating system is unique in that it utilizes a digitizer which ensures accuracy in the measurement process and it is fully integrated into the store's point of sale ("POS") system. The Company also supports the Pro with joint marketing programs such as its contractor referral data base.

     The Company has a national accounts program which targets businesses with major facilities or multiple locations and which utilize large amounts of building materials and improvement products for facility maintenance. The Company currently has 103 national accounts representing 3,629 individual properties for which it provides repair and maintenance products.

     Property management firms are provided a specialized set of services through the Company's OPTIC program (On Property Total Inventory Control). This program offers on-site product replenishment services to over 1,800 large property owners and managers.


     DIY Strategy

     The Company's strategy to increase market share with the DIY customer focuses primarily on the project oriented DIY'er. In fiscal 1994, sales to project oriented DIY'ers represented approximately 66% of the sales to DIY'ers while accounting for approximately 50% of the DIY'er transactions based on Company market data from a sample of stores which the Company believes are representative of its stores.

     Quality products, a wide assortment, in-stock position, competitive pricing and service assistance on more complex projects are important to the project oriented DIY customer and have been the foundation upon which the Company has built its business with these customers. The Company continues to upgrade its assortment and displays in product categories which represent a significant portion of the purchases by project oriented DIY'ers. These upgraded product categories include paint, decorative plumbing, kitchen cabinets, power tools, builders' hardware, millwork, and home decor.

     Project oriented DIY'ers are similar to the Pro customer with regard to the brands preferred and the importance of stocking high quality lumber. The Company believes that many of the steps it has taken to serve the Pro customer have also had a positive impact on sales to the project oriented DIY customer.

     Several additional initiatives support the continued growth and profitability of DIY sales. These include the following:

     . Improved Customer Service. The Company has an employee recognition and reward program and incentive compensation plans for nonmanagement employees to promote outstanding customer service. Improved customer service is intended to increase the average sales ticket size and the number of repeat purchasers.

     . Design Services. The Company has also expanded the project design services offered to its customers. A computer design system for kitchens, baths and closet systems is located in each of the store's kitchen design centers. Design Works, a building packages design system focusing initially on decks, garages and post-frame buildings, is operating in all stores. Both of these systems are integrated into the store's POS system, providing on-line pricing, confirmation of inventory availability and immediate conversion of an estimate into an order.

     . Lumberyard Improvements. Project oriented DIY'ers are frequent purchasers of the lumber and building material products stocked in the lumberyard. The drive-through format lumberyards mentioned earlier facilitate the DIY customer purchases of lumberyard products, saving the customer time and increasing customer satisfaction. The Company believes this lumberyard format positions it for increased future sales.

     . Special Events. The Company offers the project oriented DIY'er special buying opportunities through after-hours sales and other preferred customer programs.


     Expansion Strategy

     An important part of the Company's current business strategy is an expansion program, which included seven additional full-line stores in 1994 and will include eight to ten new stores annually thereafter in new and existing markets.

     A new store design was introduced in 1994. The first facility incorporating this design was opened in the summer in Lincoln, Nebraska. Other prototype units opened in Lake Jackson, Texas and Bloomington, Indiana in the fourth quarter. The design emphasis was on creating a shopping environment that was clearly focused and easy for the customer to shop, that emphasized product information and project support and that made each visit to the store productive for the customer. The facilities are located on prime retail sites which average ten acres. The total amount of covered space is approximately 137,000 square feet. This includes a 60,000 square foot retail showroom, an attached 17,000 square foot warehouse, and 60,000 square feet of covered product in the 182,000 square foot drive through lumberyard. In these lumberyards customers may drive in, select their merchandise, and pay from their cars as they exit. They are also welcome to shop the retail showroom and pay inside. Flexibility and meeting a variety of customer preferences are key benefits of the design. These units are designed to enhance the shopping experience with wider aisles, multiple customer service centers facilitating design services and "educaps" in the center aisle which provide customers with information on product application.

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

     The Company estimates that the time required to open a new full-line store, from site selection to opening the doors for business is approximately 13 to 24 months. The Company also estimates that capital investment for new stores will average $6.5 to $8.5 million per store, with land costs being the greatest variable, and that the initial net inventory investment will average $1.9 million per store.

     Also, at the end of 1993, the Company announced its first international expansion into Mexico through the creation of a joint venture with a Mexican company, Alfa, S.A. de C.V., in which the Company is a 49% investor. The joint venture, Total Home de Mexico, S.A. de C.V., plans to build a chain of as many as thirty stores over the next several years. The first Total Home store opened in December, 1994 in Monterrey, Mexico. The stores will offer customers, both DIYer's and Pros, a complete line of building materials and home improvement products and services in a customized retail setting.


MERCHANDISING AND MARKETING

     Payless' full-line stores sell a broad range of building material products totaling approximately 24,000 items, many of which are nationally advertised brand-name items. Payless categorizes its product offerings into the classes described below:

          Lumberyard - Dimensional lumber, plywood, sidings, roofing materials, fencing materials, windows, doors and moldings, insulation materials and drywall.

          Hardware - Electrical wire and wiring materials, plumbing materials, power and hand tools, paint and painting supplies, lawn and garden products, door locks, fasteners, and heating and cooling products.

          Showroom - Interior and exterior lighting, bathroom fixtures and vanities, kitchen cabinets, flooring, panelling, wallcoverings and ceiling tiles.

     During the last three fiscal years, the three product classifications accounted for the following percentages of Payless' sales:

                         1992           1993           1994
                         ----           ----           ----
       Lumberyard         46%            48%            49%
       Hardware           34             33             34
       Showroom           20             19             17
                         ----           ----           ----
                         100%           100%           100%

     Payless addresses its primary target customers through a mix of newspaper, direct mail, radio and television advertising methods. The primary media vehicle is newspaper advertisements, both freestanding inserts and run-of-press ads. Television and radio advertising are used in support of major promotional events. Additionally, the Company participates in or hosts a variety of home shows, customer hospitality events, contractor product shows and national trade association shows and conferences. During fiscal 1994, the Company's expenditures (net of vendor allowances) on all forms of advertising totaled approximately $33 million or 1.2% of sales.

     The Company utilizes data base marketing techniques to increase the effectiveness of its marketing programs. The data base allows the Company to track purchases of individual customers at the stock keeping unit ("SKU") level, if desired. This purchase history data is used in targeted marketing campaigns and to develop distinct customer profiles for various product categories. In addition, the Company conducts its own market research, including customer intercepts, phone surveys and customer focus groups.

STORE LOCATIONS

     The Company's 201 full-line stores are located in the following states:

                           No. of Stores                           No. of Stores
                           -------------                           -------------

           Arizona ...........  8                 Missouri ........... 10
           Arkansas ..........  1                 Montana ............  1
           California ........ 16                 Nebraska ...........  5
           Colorado .......... 18                 Nevada .............  4
           Illinois ..........  6                 New Hampshire ......  2
           Indiana ........... 17                 New Mexico .........  3
           Iowa .............. 10                 Ohio ............... 12
           Kansas ............ 10                 Oklahoma ...........  8
           Kentucky ..........  5                 Oregon .............  2
           Louisiana .........  1                 Rhode Island .......  1
           Massachusetts .....  7                 Tennessee ..........  3
           Minnesota .........  9                 Texas .............. 42



     Payless owns 174 of its full-line store facilities and 162 of the 201 sites on which such stores are located. The remaining 27 stores and 39 sites are
leased.   Mortgages or deeds of trust on 141 store parcels secure existing indebtedness.

     Payless has generally located retail stores adjacent to residential areas of major metropolitan cities or adjacent to major arteries in smaller communities which are convenient to the DIY and Pro customer. Operation of multiple stores in a trade area permits more effective supervision of stores and provides certain economies in distribution expenses and advertising costs. Each of Payless' 201 existing stores has an average of approximately 31,000 square feet of indoor display space, 53,000 square feet of warehouse space and 152,000 square feet of lumberyard. The average Payless store occupies approximately eight acres of land. The prototype stores currently being built average approximately 60,000 square feet of retail selling space with an attached 17,000 square foot warehouse and a 182,000 square foot lumberyard on ten acres of land.

     An average Payless store currently carries approximately $1.8 million of inventory, and during fiscal 1994 sales at Payless stores averaged approximately $13.7 million per store.

    During fiscal 1994, seven full-line stores were opened and the Company closed one full-line store. During fiscal 1993, one full-line store was opened. No full-line stores were opened in fiscal 1991 or 1992.

STORE MANAGEMENT AND PERSONNEL

     During 1994, Payless reorganized the coordination of its 201 full-line-store operations. The structure includes 99 Group Store Directors and Store Managers reporting to one of six Regional Vice Presidents. Supervision and control over the individual stores are facilitated by means of detailed operating reports. All of Payless' Group Store Directors, Store Managers, and Regional Vice Presidents have been promoted from within Payless or from within the stores Payless has acquired.

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

     Incentive compensation systems reward employees for store performance above goal. In addition to management personnel, all sales and support personnel in the retail stores participate in incentive compensation programs. In fiscal 1994, the Company paid $5.6 million in incentive compensation to its nonmanagement store personnel. Group Store Directors and Store Managers can earn in excess of 40% of base salary in incentive compensation. The Company paid approximately $11.6 million in incentive compensation to its store management personnel for fiscal 1994. The Company believes that its incentive compensation systems are key to employee performance and motivation.


INFORMATION SYSTEMS

     The Company has invested substantial time, effort and dollars insuring that technology and information are used to the maximum benefit throughout its entire enterprise. In-store-processors based upon current technology standards are integral to management of the stores and support customer services with programs designed to enhance the shopping experience. A satellite-based wide-area-network (WAN) linking each of the various Company facilities provides for daily transmission of detail transaction data including SKU-level sales from point-of-sale terminals equipped with the latest in scanning technology. This network also serves to provide automatic check authorization and on-line credit card processing. In addition to sales support and data gathering, the Company has built sophisticated merchandising, inventory management, distribution and promotional systems which are utilized at the corporate office to manage the purchasing, movement and marketing of product lines.


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

     In fiscal 1994, 53% of merchandise was channeled through the distribution centers for redistribution to individual stores. This benefits the Company in the areas of product costs, in-stock positions and inventory turnover.

     The Sedalia Distribution Center commenced operations in April 1988 and now serves 161 stores as well as the Total Home store in Mexico. The 495,000 square foot facility utilizes computerized receiving, storage and selection technology. The Bellingham Distribution Center was opened in May 1989 with similar automation. The facility has 453,000 square feet and serves the Somerville Lumber stores. Excluding the Sedalia and Bellingham operations, the Company's regional distribution centers average 18 acres with 154,000 square feet of warehouse space, operating with manual storage and selection systems. In addition, the Company uses third-party operations for specialized needs.

     Payless purchases substantially all of its merchandise from approximately 3,500 suppliers, no one of which accounted for more than 5% of the Company's purchases during fiscal 1994.


Credit

     The Company offers credit to both its DIY and Pro customers. Purchases under national credit cards and the Company's private-label credit card program as a percentage of sales represented 26.2% in fiscal 1994, 25.1% in fiscal 1993, and 25.6% in fiscal 1992. Purchases under the Company's private label commercial credit program as a percentage of sales represented 25.1% in fiscal 1994, 22.1% in fiscal 1993, and 16.7% in fiscal 1992. The Company's private-label credit card program and commercial credit program are administered by a large finance and asset management company. Accounts written off (net of recoveries) under the commercial credit program in fiscal 1994 were approximately $4.0 million or .6% of net commercial credit sales. The cost of the private label credit card program represents a fixed percentage fee of charge sales. The fees on the commercial credit program consist of administrative fees which are primarily tied to commercial credit sales and fees for accounts written off, which are substantially all absorbed by the Company.

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


EMPLOYEES

     At November 26, 1994, Payless employed approximately 18,400 persons, approximately 27% of whom were part-time, although the number of employees may fluctuate seasonally. Payless believes its employee relations are satisfactory. Payless' employees are primarily nonunion with less than 2% being represented by a union.

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


                                               Principal Occupation and
Name                         Age             Five-Year Employment History
- ----                         ---             ----------------------------

David Stanley ............... 59       Chairman of the Board and Chief Executive
First elected a director:              Officer of Payless since August 1986; and
1969                                   currently a director of Piper Jaffray
                                       Companies, Inc.,1969 Digi International,
                                       Inc. and Best Buy Co., Inc.  Mr. Stanley
                                       is a member of the Corporate Governance
                                       and Nominating Committee of Payless'
                                       Board of Directors.

Susan M. Stanton ............ 46       President and Chief Operating Officer of
First elected a director:              Payless since November 1993; Senior
1993                                   Vice President - Merchandising of Payless
                                       from October 1989 to November 19931993.
                                       Ms. Stanton is a member of the Corporate
                                       Governance and Nominating Committee of
                                       Payless' Board of Directors.

Gerald M. Buchen ............ 39       Senior Vice President - Store Operations
                                       of Payless since November 1993; and Vice
                                       President - Merchandising/Lumberyard of
                                       Payless from August 1988 to November
                                       1993.


Ronald H. Butler ............ 45       Senior Vice President - Merchandising of
                                       Payless since November 1993; Senior Vice
                                       President - Store Operations of Payless
                                       from September 1991 to November 1993;
                                       Vice President, Marketing/Merchandising
                                       of 84 Lumber Company from August 1990 to
                                       September 1991; and Principal of Alabama
                                       Holding Company from September 1988 to
                                       August 1990.

Linda J. French ............. 47       Senior Vice President - General
                                       Counsel/Secretary of Payless since
                                       October 1991; and Vice President -
                                       General Counsel/Secretary of Payless from
                                       April 1986 to October 1991.

E.J. Holland, Jr. ........... 51       Senior Vice President - Human Resources
                                       of Payless since June 1992; and Partner
                                       of the law firm Spencer Fane Britt &
                                       Browne from January 1974 to June 1992.




Stephen A. Lightstone ....... 49       Senior Vice President - Finance/Treasurer
                                       and Chief Financial Officer of Payless
                                       since February 1988.

Richard E. Nawrot ........... 47       Senior Vice President - Information
                                       Systems of Payless since September 1991;
                                       Vice President of Management Information
                                       Services of Jamesway Corporation from
                                       February 1991 to September 1991; and
                                       Senior Vice President - MIS and Chief
                                       Information Officer of Ames Department
                                       Stores, Inc. from July 1988 to February
                                       1991.

Richard G. Luse ............. 47       Vice President - Controller of Payless
                                       since February 1988.


Item 2.  PROPERTIES.


     Payless owns 174 of its full-line store facilities and 162 of the 201 sites on which such stores are located. The remaining 27 facilities and 39 sites are
leased.   The leases provide for various terms.  Mortgages or deeds of trust on
141 store parcels secure existing indebtedness.

     Six of the Company's eight distribution centers are owned and, of the remaining two, one is leased for land only and the facility and land are leased
for the other.   Mortgages or deeds of trust on four distribution center parcels secure existing indebtedness.

     Payless leases its corporate office in Kansas City, Missouri, under a lease expiring on November 30, 2002. The administrative offices occupy several floors (approximately 204,000 square feet) of a multi-story building.

     See also "Expansion Strategy", "Store Locations" and "Distribution and Suppliers" in Item 1, above.


Item 3.  LEGAL PROCEEDINGS.

     There are presently no material legal proceedings to which Payless or its subsidiary is a party or of which any of their property is the subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                 PART II
                                 -------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     Payless Common Stock has been traded on the New York Stock Exchange (ticker symbol PCS) since March 9, 1993. Prior to that date there was no established trading market for Payless' Common Stock. Therefore, high and low bid quotations are only available from that date.


                                      1994                 1993
                                 -------------         ------------
Price range of common stock      High      Low         High     Low
- -------------------------------------------------------------------
First Quarter                   19-5/8   12-7/8         --       --
Second Quarter                  19-1/4   13-1/2       14-7/8   12-3/8
Third Quarter                   15-1/4   10-5/8       14-1/4   11-5/8
Fourth Quarter                  12-1/2   8-1/4        13-7/8     11

     At February 6, 1995, there were 899 holders of record of Payless' Voting Common Stock and one holder of Class A Non-Voting Common Stock. No cash dividends have been declared on the Common Stock since 1988. Certain of Payless' debt instruments contain restrictions on the declaration and payment of dividends on, or the making of any distribution to the holders of, or the acquisition of, any shares of Common Stock or Cumulative Preferred Stock.

Item 6.  SELECTED FINANCIAL DATA.

     The Five-Year Financial Summary, page 30 of the Annual Report to Shareholders for the fiscal year ended November 26, 1994, is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of the Financial Condition and Results of Operations on pages 6 through 9 of the Annual Report to Shareholders for the fiscal year ended November 26, 1994, is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and independent auditors' report included on pages 11 through 28 of the Annual Report to Shareholders for the fiscal year ended November 26, 1994, are incorporated herein by reference.

     The Quarterly Consolidated Statements of Operations on pages 4 and 5 of the Annual Report to Shareholders for the fiscal year ended November 26, 1994, are incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                  PART III
                                  --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders, dated February 24, 1995, to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.


Item 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders, dated February 24, 1995, to be filed pursuant to Regulation 14A.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders, dated February 24, 1995, to be filed pursuant to Regulation 14A.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders, dated February 25, 1995, to be filed pursuant to Regulation 14A.

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Document list.

     1. and 2.   The response to this portion of Item 14 is submitted as a
                 separate section of this report.

     3.          List of exhibits.

     3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed as part of Amendment No. 1 to Registration Statement No. 33-58008 on Form S-2 on March 8,
                 1993).

     3.2         By-laws of the Company (incorporated by reference to Exhibit
                 3.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 27, 1994).

     4.0 Long-term debt instruments of the Registrant in amounts not exceeding ten percent (10%) of the total assets of the Registrant and its subsidiary on a consolidated basis will be furnished to the Commission upon request.

     4.1 1994 Credit Agreement, dated as of November 18, 1994, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent.

     4.2 Indenture dated as of April 20, 1993 by and between Payless and United States Trust Company of New York, pursuant to which the 9 1/8% Senior Subordinated Notes of Payless due April 15, 2003 were issued (incorporated by reference to Exhibit 4.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 29, 1993).

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

     4.4(q) Fourth Modification Agreement dated as of March 8, 1993, by and among Payless, Somerville and The Prudential Insurance Company of America (incorporated by reference to exhibit 4.6(v) filed as part of Amendment No. 1 to Registration Statement No. 33 -58008 on Form S-2 on March 8, 1993).

     4.4(r) Letter dated March 12, 1993 modifying Fourth Modification Agreement dated as of March 8, 1993 by and among Payless, Somerville and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.5(w) filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19,
                 1993).

     4.5 Borrower Security Agreement, dated November 18, 1994, made by Payless for the benefit of Canadian Imperial Bank of Commerce, New York Agency, as Collateral Agent, and the banks and other financial institutions party to the 1994 Credit Agreement.

     4.6 Subsidiary Guarantee, dated November 18, 1994 made by Somerville Lumber and Supply Co., Inc. for the benefit of Canadian Imperial Bank of Commerce, New York Agency, as Collateral Agent, and the banks and other financial institutions party to the 1994 Credit Agreement.

     4.7 Subsidiary Security Agreement, dated November 18, 1994, made by Somerville Lumber and Supply Co., Inc. in favor of Canadian Imperial Bank of Commerce, New York Agency, as Collateral Agent, for the benefit of the banks and other financial institutions party to the 1994 Credit Agreement.

     4.8 Stock Pledge Agreement, dated November 18, 1994, made by Payless for the benefit of Canadian Imperial Bank of Commerce, New York Agency, as Collateral Agent, and the banks and other financial institutions party to the 1994 Credit Agreement.

     4.9 Inter-Facility Agreement, dated November 18, 1994, among Canadian Imperial Bank of Commerce, New York Agency, The Bank of Nova Scotia, Nationsbank of Texas, N.A., Bank of America National Trust and Savings Association, Commerce Bank, N.A., Payless and Somerville

     10.1 Supply Agreement dated as of August 4, 1988, between Masco Corporation and Payless (incorporated by reference to Exhibit
                 10.1 filed as part of Registration Statement No.33-23893 on Form S-1 filed August 19, 1988).

     10.2        Indemnification Agreement (incorporated by reference to Exhibit
                 10.2 filed as part of Amendment No. 2 to Registration Statement No. 33-49772 filed August 26, 1992).


     10.3(a)* Payless Cashways, Inc. Corporate Management Incentive Compensation Program, dated as of December 1991 (incorporated by reference to Exhibit 10.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 30,
                 1992).

     10.3(b)* First Amendment to Payless Cashways, Inc. Corporate Management Incentive Compensation Program, dated as of February 2, 1995.

     10.4(a)* Employment Agreement dated as of December 1, 1988 between Payless and David Stanley (incorporated by reference to Exhibit
                 10.13 filed as part of Post Effective Amendment No. 1 on Form S-2 to Form S-1 Registration Statement No. 33-23893 filed August 8, 1989).

     10.4(b)* Amendment dated March 10, 1992 to Employment Agreement between Payless and David Stanley, (incorporated by reference to Exhibit 10.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 29, 1992).

     10.4(c)* Amendment dated June 23, 1993 to Employment Agreement between Payless and David Stanley (incorporated by reference to Exhibit
                 10.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 29, 1993).

     10.5* Employment Agreement dated as of February 8, 1993 between Payless and Susan M. Stanton (incorporated by reference to
                 Exhibit 10.26 filed as part of Registration Statement No. 33 -58008 on Form S-2 on February 8, 1993).

     10.6* Employment Agreement dated as of February 8, 1993 between Payless and Ronald H. Butler (incorporated by reference to
                 Exhibit 10.24 filed as part of Registration Statement No. 33 -58008 on Form S-2 on February 8, 1993).

     10.7* Employment Agreement dated as of February 8, 1993 between Payless and Stephen A. Lightstone (incorporated by reference to
                 Exhibit 10.25 filed as part of Registration Statement No. 33 -58008 on Form S-2 on February 8, 1993).

     10.8* Employment Agreement dated as of September 22, 1993 between Payless and Larry Kunz (incorporated by reference to Exhibit
                 10.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 28, 1993).

     10.9* Retirement Agreement dated as of November 14, 1993 between Payless and Harold Cohen (incorporated by reference to Exhibit 10.6(c) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.10(a)*   Payless Cashways, Inc. Wealth-Op Deferred Compensation Plan
                 (incorporated by reference to Exhibit 10.8 filed as part of Post-Effective Amendment No. 7 to Registration Statement No.
                 33-23893 on Form S-2 filed May 26, 1992).

     10.10(b)*   Amendment to Payless' Wealth-Op Deferred Compensation  Plan
                 (incorporated by reference to Exhibit 10.10(b) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended
                 November 27, 1993).

     10.11(a)*   Payless Cashways, Inc. 1988 Deferred Compensation Plan
                 (incorporated by reference to Exhibit 10.11(a) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended
                 November 27, 1993).

     10.11(b)*   Amendment to Payless' 1988 Deferred Compensation Plan
                 (incorporated by reference to Exhibit 10.11(b) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended
                 November 27, 1993).

     10.12(a)*   Payless Cashways, Inc. Supplemental Death Benefit Plan
                 (incorporated by reference to Exhibit 10.12 filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended
                 November 27, 1993).

     10.12(b)*   First Amendment to the Payless Cashways, Inc. Supplemental
                 Death Benefit Plan, dated June 16, 1994 (incorporated by reference to Exhibit 10.1 filed as part of Payless' Quarterly
                 Report on Form 10-Q for the quarter ended May 28, 1994).

     10.13* Payless Cashways, Inc. Supplemental Disability Plan (incorporated by reference to Exhibit 10.13 filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.14(a)*   Payless Cashways, Inc. Supplemental Retirement Plan dated as of
                 January 1, 1988 (incorporated by reference to Exhibit 10.14(a) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.14(b)*   First Amendment, effective June 22, 1989, to the Payless
                 Cashways, Inc. Supplemental Retirement Plan dated as of January
                 1, 1988 (incorporated by reference to Exhibit 10.14(b) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.14(c)*   Second Amendment dated as of September 7, 1993, to the Payless
                 Cashways, Inc. Supplemental Retirement Plan dated as of January
                 1, 1988.

     10.14(d)*   Third Amendment dated as of August 31, 1994, to the Payless
                 Cashways, Inc. Supplemental Retirement Plan dated as of January
                 1, 1988 (incorporated by reference to Exhibit 10.1(a) filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 27, 1994).

     10.14(e)*   Agreement for Supplemental Retirement Benefits between Payless and David Stanley as of the 31st day of August, 1994, effective date of participation in the Supplemental Retirement Plan of April 15, 1980 (incorporated by reference to Exhibit 10.1(b) filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 27, 1994).

     10.15(a) Registration Rights Agreement dated as of August 4, 1988 among PCI Acquisition Corp. and certain of its shareholders (incorporated by reference to Exhibit 10.15(a) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.15(b) Agreement and Amendment dated as of November 11, 1988 to Registration Rights Agreement dated as of August 4, 1988 among Payless and certain of its shareholders (incorporated by reference to Exhibit 10.15(b)filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27,
                 1993).

     10.15(c) Addendum to Shareholders' Agreement and Registration Rights Agreement dated February 22, 1989 by and among Payless and certain of its shareholders (incorporated by reference to Exhibit 10.15(c) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

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

     10.17(a)*   1988 Payless Cashways, Inc. Employee Stock Plan (incorporated by reference to Annex 1 filed as part of Registration Statement
                 No. 33-24368 on Form S-8 filed September 9, 1988).

     10.17(b)*   First Amendment to the 1988 Payless Cashways, Inc. Employee
                 Stock Plan, dated November 11, 1988 (incorporated by reference to Exhibit 10.1(b) filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 25, 1989).

     10.17(c)*   Second Amendment to the 1988 Payless Cashways, Inc. Employee
                 Stock Plan, dated February 22, 1989 (incorporated by reference to Exhibit 10.1(c) filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 25, 1989).

     10.17(d)*   Third Amendment to the 1988 Payless Cashways, Inc. Employee
                 Stock Plan, dated March 6, 1990 (incorporated by reference to
                 Exhibit 10.2 of Payless' Quarterly Report on Form 10-Q for the quarter ended February 24, 1990).

     10.17(e)*   Form of Performance Stock Option Agreement pursuant to the 1988
                 Payless Cashways, Inc. Employee Stock Option Plan amended on
                 June 20, 1991 (incorporated by reference to Exhibit 10.21(e) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

     10.17(f)*   Amendment to the 1988 Payless Cashways, Inc. Employee Stock
                 Plan, dated as of May 1, 1992 (incorporated by reference to Exhibit 10.26 filed as part of Post-Effective Amendment No. 7 to Form S-2 Registration Statement No. 33-23893 filed May 26,
                 1992).

     10.18* Payless Cashways 1992 Incentive Stock Program (incorporated by reference to Exhibit 10.24 filed as part of Amendment No. 2 to Registration Statement No. 33-49772 on Form S-2 filed August 26, 1992).

     10.19* Payless Cashways Director Option Plan (incorporated by reference to Exhibit 10.23 filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19, 1993).

     11.1        Computation of per share earnings.

     13.1        Annual Report to Shareholders.

     21.1 Subsidiary of the Registrant (incorporated by reference to Exhibit 22.1 filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

     23.1        Consent of KPMG Peat Marwick LLP.

     27.1        Financial data schedule.

     * Represents a management contract or a compensatory plan or arrangement.

Copies of any or all Exhibits will be furnished upon written request and payment of Payless' reasonable expenses in furnishing the Exhibits.

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed by the Registrant during the quarter ended November 26, 1994.

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

                                    PAYLESS CASHWAYS, INC.
                                    (Registrant)

                                     By s/David Stanley
                                     ------------------------------------------
                                     David Stanley, Principal Executive Officer
Dated:  February 16, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Payless and in the capacities and on the dates indicated.


     Signature                           Title                            Date
======================           =============================       ==================
   s/David Stanley
   -------------------
   David Stanley                 Chief Executive Officer and         February 16, 1995
                                 Chairman of the Board
                                 (Principal Executive Officer)

   s/Susan M. Stanton
   -------------------
   Susan M. Stanton              President and Chief Operating       February 16, 1995
                                 Officer and Director

   s/Ralph Strangis
   -------------------
   Ralph Strangis                Lead Director                       February 16, 1995

   s/Harold Cohen
   -------------------
   Harold Cohen                  Director                            February 16, 1995

   s/Scott G. Fossel
   -------------------
   Scott G. Fossel               Director                            February 16, 1995

   s/William A. Hall
   -------------------
   William A. Hall               Director                            February 16, 1995

   s/Larry P. Kunz
   -------------------
   Larry P. Kunz                 Director                            February 16, 1995

   s/George Latimer
   -------------------
   George Latimer                Director                            February 16, 1995

   s/Wayne B. Lyon
   -------------------
   Wayne B. Lyon                 Director                            February 16, 1995

   s/Gary D. Rose
   -------------------
   Gary D. Rose                  Director                            February 16, 1995

   s/John H. Weitnauer, Jr.
   -------------------
   John H. Weitnauer, Jr.        Director                            February 16, 1995

   s/Stephen A. Lightstone
   -------------------
   Stephen A. Lightstone         Senior Vice President-Finance/      February 16, 1995
                                 Treasurer and Chief Financial
                                 Officer (Principal Financial
                                 Officer  and  Principal
                                 Accounting Officer)


                         ANNUAL REPORT ON FORM 10-K




                   ITEM 14(a) (1) and (2), (c) and (d)



       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                       FINANCIAL STATEMENT SCHEDULES


                                  EXHIBITS

      (Exhibits included in Form 10-K filed with the Securities and Exchange Commission are not reproduced here. See Item 14(a)3.)


                      YEAR ENDED NOVEMBER 26, 1994


                PAYLESS CASHWAYS, INC., and subsidiary


                        KANSAS CITY, MISSOURI

                PAYLESS CASHWAYS, INC., and subsidiary

                    FORM 10-K--ITEM 14(a) (1) and (2)

    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


     The following consolidated financial statements of Payless Cashways, Inc., and subsidiary included in Payless' Annual Report to the Shareholders for the year ended November 26, 1994, are incorporated by reference in Item 8:

     Consolidated Balance Sheets--November 26, 1994 and November 27, 1993.

     Consolidated Statements of Operations--fiscal years ended November 26, 1994, November 27, 1993, and November 28, 1992.

     Consolidated Statements of Shareholders' Equity--fiscal years ended November 26, 1994, November 27, 1993, and November 28, 1992.

     Consolidated Statements of Cash Flows--fiscal years ended November 26, 1994, November 27, 1993, and November 28, 1992.

     Notes to Consolidated Financial Statements.

     The following financial statement schedules of Payless Cashways, Inc., and subsidiary are included in Item 14(d):

          VIII - Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        [KPMG Peat Marwick LLP Letterhead]








                     INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Payless Cashways, Inc.:


Under date of January 9, 1995, we reported on the consolidated balance sheets of Payless Cashways, Inc. and subsidiary as of November 26, 1994 and November 27, 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended November 26, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such a financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




s/KPMG Peat Marwick LLP



Kansas City, Missouri
January 9, 1995

                  SCHEDULE VIII  -  VALUATION AND QUALIFYING ACCOUNTS

                        PAYLESS CASHWAYS, INC., and subsidiary
                                    (In thousands)




- ---------------------------------------------------------------------------------------------------------------
          COL. A                               COL. B          COL. C          COL. D          COL. E
- ---------------------------------------------------------------------------------------------------------------
                                             Balance at      Charged to                      Balance at
                                             beginning       cost and                          end of
        Description                          of period       expenses        Deductions        period
- ---------------------------------------------------------------------------------------------------------------


YEAR ENDED NOVEMBER 26, 1994:
   Reserve for Inventory Shrink
   and Obsolescence ...........               $18,252         $21,920        $23,511          $16,661


YEAR ENDED NOVEMBER 27, 1993:
   Reserve for Inventory Shrink
   and Obsolescence ...........               $12,848         $23,948        $18,544          $18,252


YEAR ENDED NOVEMBER 28, 1992:
   Reserve for Inventory Shrink
   and Obsolescence ...........               $13,937         $24,911        $26,000          $12,848

