Form 10-Q
PAYLESS CASHWAYS INC
filed 1995-03-29
CIK 76744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q


(Mark One)
  / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 25, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of March 17, 1995:

            Voting             --  37,662,022  shares
            Class A Non-Voting --   2,250,000  shares

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (1)
(In thousands, except per share amounts)

                                                                           Thirteen Weeks Ended
                                                               ------------------------------------------

                                                                 February 25,              February 26,
                                                                     1995                      1994
                                                               ---------------            --------------


---------------------------------------------------------------------------------------------
Income
  Net sales                                                    $      556,218             $     542,053
  Other income                                                          1,344                     1,256
                                                               ---------------            --------------

                                                                      557,562                   543,309

Costs and Expenses
  Cost of merchandise sold                                            389,065                   375,281
  Selling, general and administrative                                 142,669                   137,882
  Provision for depreciation and amortization                          14,689                    14,298
  Interest expense                                                     15,273                    16,605
                                                               ---------------            --------------

                                                                      561,696                   544,066
                                                               ---------------            --------------


                               LOSS BEFORE INCOME TAXES                (4,134)                     (757)

Federal and state income taxes                                         (1,770)                      (76)
                                                               ---------------            --------------




Loss before equity in loss of joint venture                            (2,364)                     (681)

Equity in loss of joint venture (5)                                    (1,500)                       --
                                                               ---------------            --------------


                                               NET LOSS        $       (3,864)            $        (681)
                                                               ===============            ==============

Net loss per common share (3)                                  $         (.13)            $        (.05)
                                                               ===============            ==============

Weighted average common shares outstanding                             39,878                    39,628
                                                               ===============            ==============

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (1)

                                                              February 25,            November 26,             February 26,
(In thousands)                                                    1995                    1994                     1994
                                                            ---------------          ---------------         ----------------





----------------------------------------------------------------------------------------------------------------

ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                              $       19,209           $        2,680          $        11,510
     Trade receivables                                                  --                    5,127                    7,459
     Merchandise inventories (2)                                   397,935                  406,066                  419,869
     Prepaid expenses and other current assets                      15,465                   26,448                   20,154
     Deferred income taxes                                           9,927                    9,549                    8,977
                                                            ---------------          ---------------         ----------------

                                   TOTAL CURRENT ASSETS            442,536                  449,870                  467,969

  OTHER ASSETS
     Real estate held for sale                                       5,496                    5,498                    8,185
     Cost in excess of net assets acquired, less
     accumulated amortization of $85,610,
     $82,355 and $72,593, respectively                             435,057                  438,311                  448,073
     Deferred financing costs                                       12,533                   11,199                   25,476
     Other                                                          20,978                   17,706                   10,647

  LAND, BUILDINGS AND EQUIPMENT                                    824,635                  810,825                  756,234
     Allowance for depreciation and amortization                  (246,522)                (237,527)                (221,838)
                                                            ---------------          ---------------         ----------------

                    TOTAL LAND, BUILDINGS AND EQUIPMENT            578,113                  573,298                  534,396
                                                            ---------------          ---------------         ----------------



                                                            $    1,494,713           $    1,495,882          $     1,494,746
                                                            ===============          ===============         ================

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued (Unaudited) (1)


                                                              February 25,            November 26,             February 26,
(In thousands)                                                    1995                    1994                     1994
                                                            ---------------          ---------------         ----------------


----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
     Current portion of long-term debt                      $       50,732           $       20,269          $        54,962
     Advances under bank facilities                                     --                       --                   60,000
     Trade accounts payable                                        142,250                  151,059                  141,731
     Other current liabilities                                     117,466                  128,031                  112,050



     Income taxes payable                                            8,929                   11,383                   11,025
                                                            ---------------          ---------------         ----------------

                              TOTAL CURRENT LIABILITIES            319,377                  310,742                  379,768

  LONG-TERM DEBT, less portion
     classified as current liability (4)                           650,002                  654,131                  636,467

  NON-CURRENT LIABILITIES
     Deferred income taxes                                          71,566                   72,129                   65,572
     Other                                                          23,204                   23,015                   23,549

  SHAREHOLDERS' EQUITY
     Preferred Stock, $1.00 par value, 25,000,000
      shares authorized; issued:
        Cumulative Preferred Stock, 406,000 shares,
         $68.4 million aggregate liquidation preference             40,600                   40,600                   40,600
     Common Stock, $.01 par value:
        Voting, 150,000,000 shares authorized,
         37,662,022, 37,624,222, and 37,491,492
         shares issued, respectively                                   377                      376                      375
        Non-Voting Class A, 5,000,000 shares
         authorized, 2,250,000 shares issued                            23                       23                       23
     Additional paid-in capital                                    486,703                  486,326                  485,332
     Foreign currency translation adjustment                        (1,905)                     (90)                      --
     Accumulated deficit                                           (95,234)                 (91,370)                (136,940)
                                                            ---------------          ---------------         ----------------

                             TOTAL SHAREHOLDERS' EQUITY            430,564                  435,865                  389,390
                                                            ---------------          ---------------         ----------------

  COMMITMENTS (6)



                                                            $    1,494,713           $    1,495,882          $     1,494,746
                                                            ===============          ===============         ================

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (1)

(In thousands)

                                                                           Thirteen Weeks Ended
                                                               ------------------------------------------

                                                                 February 25,              February 26,
                                                                     1995                      1994
                                                               ---------------            --------------


---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities

  Net loss                                                     $       (3,864)            $        (681)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                     14,689                    14,298
       Non-cash interest                                                  550                     1,004



       Equity in loss of joint venture                                  1,500                        --
       Deferred income taxes                                             (941)                    1,769
       Other                                                              332                       978
       Changes in assets and liabilities                                2,657                   (50,027)
                                                               ---------------            ---------------


  NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                              14,923                   (32,659)

Cash Flows from Investing Activities

  Additions to land, building and equipment                           (19,278)                   (8,867)
  Proceeds from sale of land, buildings and equipment                      22                       538
  Investment in joint venture                                          (2,941)                     (490)
  Increase in other assets                                               (891)                   (2,327)
                                                               ---------------            ---------------


  NET CASH USED IN INVESTING ACTIVITIES                               (23,088)                  (11,146)

Cash Flows from Financing Activities

  Proceeds from long-term debt                                         30,000                        --
  Retirements of long-term debt                                        (3,666)                   (4,676)
  Fees paid in connection with an interest rate cap (4)                (1,700)                       --
  Increase in short-term borrowings                                        --                    55,000
  Sale of Common Stock under stock option plan                             --                     1,670
  Sale of Common Stock under warrants                                      --                        89
  Other                                                                    60                      (441)
                                                               ---------------            ---------------




  NET CASH PROVIDED BY FINANCING ACTIVITIES                            24,694                    51,642
                                                               ---------------            --------------


  Net increase in cash and cash equivalents                            16,529                     7,837
  Cash and cash equivalents, beginning of period                        2,680                     3,673
                                                               ---------------            --------------

  Cash and cash equivalents, end of period                     $       19,209             $      11,510
                                                               ===============            ==============

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended February 25, 1995 and February 26, 1994.


(1) The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated by reference in the Company's Form 10-K for the year ended November 26, 1994, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The November 26, 1994, condensed consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. Certain reclassifications have been made to prior period amounts to conform with the 1995 presentation.

(2) Approximately 81% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $24.5 million, $23.3 million and $21.3 million higher than reported at February 25,1995, November 26, 1994, and February 26, 1994, respectively.

(3) Net loss per common share has been computed based on the weighted average number of common shares outstanding during the period plus common stock equivalents, when dilutive, consisting of certain stock options and warrants. For purposes of this computation, net loss was adjusted for dividend requirements on preferred stock.

(4)  Long-term debt consisted of the following:



                                                        February 25,             November 26,             February 26,
(In thousands)                                              1995                     1994                     1994
                                                       ---------------          ---------------          ---------------


   1994 Credit Agreement                               $      375,000           $      345,000           $           --
   1993 Credit Agreement                                           --                       --                  325,000
   Mortgage loan payable to insurance company                 150,551                  154,195                  164,815
   Senior subordinated notes - 9-1/8%                         173,655                  173,655                  200,000
   Other senior debt                                            1,528                    1,550                    1,614
                                                       ---------------          ---------------          ---------------

                                                              700,734                  674,400                  691,429
   Less portion classified as current liability               (50,732)                 (20,269)                 (54,962)
                                                       ---------------          ---------------          ---------------

                                                       $      650,002           $      654,131           $      636,467
                                                       ===============          ===============          ===============




     During the first quarter of 1995, the Company entered into an interest rate cap with an affiliate of an investment banking firm, limiting to 8% LIBOR the interest rates on $100 million of its floating rate debt. The cost of this agreement is included in deferred financing costs and is being amortized over the three-year period of the agreement.

(5) The Company is a 49% investor in Total Home de Mexico, S.A. de C.V., a joint venture with a Mexican company, Alfa, S.A. de C.V. Total Home has opened one store in Mexico and plans to open two additional stores in 1995, and others, as appropriate, thereafter. The Company accounts for this investment on the equity method.

(6) In 1995, the Company has entered into an agreement providing for the operating lease of two of its 1994 new stores and up to six of its 1995 or 1996 new stores. The Company will have the option to purchase the stores at the end of the lease terms. In the event the Company chooses not to exercise this option, it is obligated to arrange the sale of the stores to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the stores, subject to certain limitations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS


Income

Net sales for the quarter ended February 25, 1995 increased 2.6% over the same period of 1994 in total and .3% on a comparable-store sales basis. (Comparable stores are those open one full year.) The sales increase for the first quarter of 1995 was negatively impacted by the prior year's strong sales comparisons and a significant decline in lumber costs from the record highs of 1994. One new store opened in each of the first quarters of 1995 and 1994. Two stores were sold during the first quarter of 1995.


Costs and Expenses

Cost of merchandise sold as a percent of sales was 70.0% and 69.2% for the first quarter of 1995 and 1994, respectively. This increase is primarily due to pricing initiatives as well as lower volume rebates and purchases discounts relating to changes in inventory levels.

Selling, general and administrative expenses as a percent of sales were relatively unchanged for the first quarter of 1995 and 1994, 25.6% and 25.4%, respectively. The dollar increase in selling, general and administrative expenses is due to the costs associated with new stores opened in 1994.

The provision for depreciation and amortization increased over the first quarter of 1994 due to increased capital expenditures over the past two years.


Interest expense for the first quarter of 1995 decreased to $15.3 million compared to $16.6 million for the same period of 1994.

The income tax benefit for the first quarter of 1995 was $1.8 million compared to $.1 million for the first quarter of 1994. The effective tax rates for both periods were different from the 35% statutory rate primarily due to the effect of goodwill amortization, which is nondeductible for income tax purposes.


Net Loss

Net loss for the quarter ended February 25, 1995 was $3.9 million compared to a net loss of $.7 million for the same period of 1994. The increase in net loss was due, in large part, to decreased operating earnings. Net loss for the 1995 period also reflects a $1.5 million loss attributable to start-up costs for Total Home, the Company's joint venture in Mexico.




LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is from operations. Cash provided by operating activities was $14.9 million for the first quarter of 1995 compared to cash used in operating activities of $32.7 million for the same period of 1994, primarily as a result of the change in inventory levels. Due to seasonally lower sales in the winter months, cash flow in the first quarter represents a small amount of annual operating cash flow.


Borrowings are available under the 1994 Credit Agreement to supplement cash generated by operations. At February 25, 1995, $24.5 million was available for borrowing under the 1994 Credit Agreement. At February 25, 1995, working capital was $123.2 million compared to $139.1 million and $88.2 million at November 26, 1994 and February 26, 1994, respectively. The current ratios at February 25, 1995, November 26, 1994, and February 26, 1994 were 1.39 to 1, 1.45 to 1, and 1.23 to 1, respectively.

The Company's primary investing activities continue to be capital expenditures for existing and new stores and distribution centers. The 1994 Credit Agreement governs the amount of capital expenditures which can be made. The Company spent approximately $19.3 million and $8.9 million for new stores, equipment and renovation of retail facilities and distribution centers during the first quarter of 1995 and 1994, respectively. One new store opened in each of the first quarters of 1995 and 1994. The Company intends to finance the remaining fiscal 1995 budgeted capital expenditures of approximately $63 million, consisting primarily of three new stores, additional equipment, and renovation of existing stores, with funds generated from operations. Four additional 1995 new stores will be leased. The Company has entered into an agreement providing for the operating lease of two of its 1994 new stores and up to six of its 1995 or 1996 new stores.



The Company also invested $2.9 million and $.5 million in its joint venture, Total Home de Mexico, S.A. de C.V., during the first quarter of 1995 and 1994, respectively. Total Home opened its first store in Monterrey, Mexico, in December, 1994 and plans to open two additional stores in 1995, and others, as appropriate, thereafter. A loss of $4 to $5 million attributable to the Company's share of the start-up cost of Total Home is expected to be incurred in 1995. Economic conditions in Mexico, as they relate to long range plans for opening additional Total Home stores over the next several years, continue to be assessed.

The Company's most significant financing activity is and will continue to be the retirement of indebtedness. Although the Company's consolidated indebtedness is and will continue to be substantial, management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations during the past 12 months and the expected results of operations in the future, cash flow from operations and borrowing availability under the 1994 Credit Agreement should provide sufficient liquidity to meet all cash requirements for the next 12 months without additional borrowings.

REVIEW BY INDEPENDENT AUDITORS

The condensed consolidated financial statements of Payless Cashways, Inc. and its subsidiary for the thirteen week periods ended February 25, 1995 and February 26, 1994, have been reviewed by KPMG Peat Marwick LLP, independent auditors. Their report is included in this filing.



                          PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders.

          None.



Item 6.   Exhibits and Reports on Form 8-K.

      a.  Exhibits.

          4.0 Long-term debt instruments of Payless in amounts not exceeding ten percent (10%) of the total assets of Payless and its subsidiary on a consolidated basis will be furnished to the Commission upon request.

          11.1 Computation of per share earnings.

          15.1 Letter re unaudited financial information - KPMG Peat Marwick
               LLP.

          27.1 Financial data schedule.

      b.  Reports on Form 8-K.

          No reports on Form 8-K were filed by Payless during the quarter ended February 25, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PAYLESS CASHWAYS, INC.
                                   (Registrant)


Date:  March 27, 1995         By   s/Stephen A. Lightstone
                                   Stephen A. Lightstone, Senior Vice President,
                                   Financial and Chief Financial Officer
                                   (Principal Financial Officer and Principal