Form 10-Q
period 1995-05-27
PAYLESS CASHWAYS INC
filed 1995-06-30
CIK 76744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q


(Mark One)
  / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended May 27, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of June 16, 1995:

             Voting                       --       37,661,922    shares
             Class A Non-Voting           --        2,250,000    shares

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (1)
(In thousands, except per share amounts)


                                                        Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                   -----------------------------    ---------------------------
                                                      May 27,         May 28,         May 27,         May 28,
                                                       1995            1994            1995            1994
                                                   ------------    -------------    -----------    ------------

Income
     Net sales                                     $    711,679    $    734,215    $  1,267,897    $  1,276,268
     Other income (7)                                     1,517           2,711           2,861           3,967
                                                   ------------    ------------    ------------    ------------
                                                        713,196         736,926       1,270,758       1,280,235

Costs and expenses
     Cost of merchandise sold                           513,418         518,659         902,483         893,940
     Selling, general and administrative                158,984         156,358         301,653         294,240
     Provision for depreciation and amortization         15,083          14,565          29,772          28,863
     Interest expense                                    15,573          16,463          30,846          33,068
                                                   ------------    ------------    ------------    ------------
                                                        703,058         706,045       1,264,754       1,250,111
                                                   ------------    ------------    ------------    ------------

         INCOME BEFORE INCOME TAXES                      10,138          30,881           6,004          30,124

Federal and state income taxes                            4,550          13,481           2,780          13,405
                                                   ------------    ------------    ------------    ------------

Income  before equity in loss of joint
     venture and extraordinary item                       5,588          17,400           3,224          16,719

Equity in loss of joint venture (5)                        (975)           (444)         (2,475)           (444)
                                                   ------------    ------------    ------------    ------------


Income before extraordinary item                          4,613          16,956             749          16,275

Extraordinary item:  early extinguishment
     of debt (4)                                           --                55            --                55
                                                   ------------    ------------    ------------    ------------

                                      NET INCOME   $      4,613    $     17,011    $        749    $     16,330
                                                   ============    ============    ============    ============

Income (loss) per common share before
     extraordinary item                            $        .08    $        .38    $       (.05)   $        .34

Extraordinary item:  early extinguishment
     of debt (4)                                           --              --              --              --
                                                   ------------    ------------    ------------    ------------

Net income (loss) per common share (3)             $        .08    $        .38    $       (.05)   $        .34
                                                   ============    ============    ============    ============

Weighted average common and dilutive
     common equivalent shares
     outstanding                                         40,092          41,013          39,896          40,321
                                                   ============    ============    ============    ============


See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (1)

                                                           May 27,      November 26,        May 28,
(In thousands)                                              1995            1994             1994
                                                        ------------    ------------    ------------


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                             $      2,705    $      2,680    $     17,455
  Trade receivables                                             --             5,127           8,276
  Merchandise inventories (2)                                437,305         406,066         430,898
  Prepaid expenses and other current assets                   20,366          26,448          27,257
  Deferred income taxes                                       15,886           9,549           8,222
                                                        ------------    ------------    ------------
                         TOTAL CURRENT ASSETS                476,262         449,870         492,108

OTHER ASSETS
  Real estate held for sale                                    5,458           5,498           7,040
  Cost in excess of net assets acquired, less
    accumulated amortization of $88,863,
    $82,355 and $75,847, respectively                        431,803         438,311         444,819
  Deferred financing costs                                    11,996          11,199          25,256
  Other                                                       23,697          17,706          13,306

LAND, BUILDINGS AND EQUIPMENT                                847,182         810,825         771,391
  Allowance for depreciation and amortization               (256,824)       (237,527)
                                                        ------------    ------------    ------------
                                                                                            (225,145)
    TOTAL LAND, BUILDINGS AND EQUIPMENT                      590,358         573,298         546,246
                                                        ------------    ------------    ------------

                                                        $  1,539,574    $  1,495,882    $  1,528,775
                                                        ============    ============    ============

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued (Unaudited) (1)


                                                                    May 27,                November 26,                  May 28,
(In thousands)                                                       1995                      1994                       1994
                                                                -------------             --------------              ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt                        $     49,173              $      20,269              $     57,629
       Advances under bank facilities                                     --                         --                    50,000
       Trade accounts payable                                        180,638                    151,059                   177,617
       Other current liabilities                                     122,269                    128,031                   118,065
       Income taxes payable                                           17,141                     11,383                    18,183
                                                                -------------             --------------              ------------
                                   TOTAL CURRENT LIABILITIES         369,221                    310,742                   421,494

     LONG-TERM DEBT, less portion
       classified as current liability (4)                           645,789                    654,131                   609,841

     NON-CURRENT LIABILITIES
       Deferred income taxes                                          66,137                     72,129                    66,707
       Other                                                          23,290                     23,015                    23,454

     SHAREHOLDERS' EQUITY
       Preferred Stock, $1.00 par value, 25,000,000
          shares authorized; issued:
           Cumulative Preferred Stock, 406,000 shares,
             $69.8 million aggregate liquidation preference           40,600                     40,600                    40,600
       Common Stock, $.01 par value:
           Voting, 150,000,000 shares authorized,
             37,661,922, 37,624,222, and 37,568,198
             shares issued, respectively                                 377                        376                       376
           Non-Voting Class A, 5,000,000 shares
             authorized, 2,250,000 shares issued                          23                         23                        23
       Additional paid-in capital                                    486,816                    486,326                   486,209
       Foreign currency translation adjustment                        (2,058)                       (90)                       --
       Accumulated deficit                                           (90,621)                   (91,370)                  (119,929)
                                                                -------------             --------------              ------------

                                  TOTAL SHAREHOLDERS' EQUITY         435,137                    435,865                   407,279
                                                                -------------             --------------              ------------
     COMMITMENTS (6)
                                                                $  1,539,574              $   1,495,882              $  1,528,775
                                                                =============             ==============              ============

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (1)


(In thousands)


                                                                                 Twenty-Six Weeks Ended
                                                                     --------------------------------------------
                                                                       May 27,                            May 28,
                                                                        1995                               1994
                                                                     ---------                          ---------

Cash Flows from Operating Activities

     Net income                                                      $     749                          $  16,330
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                  29,772                             28,863
         Non-cash interest                                               1,150                              2,295
         Gain on early extinguishment of debt                               --                                (55)
         Equity in loss of joint venture                                 2,475                                444
         Deferred income taxes                                         (12,329)                             3,658
         Other                                                             569                              1,733
         Changes in assets and liabilities                               9,789                            (19,939)
                                                                     ---------                          ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                         32,175                              33,329

Cash Flows from Investing Activities

     Additions to land, building and equipment                        (43,366)                            (32,160)
     Proceeds from sale of land, buildings and equipment                   80                               1,207
     Investment in joint venture                                       (6,207)                             (1,960)
     Increase in other assets                                          (1,472)                             (3,960)
                                                                    ---------                           ---------

     NET CASH USED IN INVESTING ACTIVITIES                            (50,965)                            (36,873)

Cash Flows from Financing Activities

     Proceeds from long-term debt                                      28,000                               2,864
     Retirements of long-term debt (4)                                 (7,438)                            (31,337)
     Increase in short-term borrowings                                     --                              45,000
     Sale of Common Stock under stock option plan                          11                               2,383
     Sale of Common Stock under warrants                                   --                                  89
     Other                                                             (1,758)                             (1,673)
                                                                    ---------                           ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                         18,815                              17,326
                                                                    ---------                           ---------

     Net increase in cash and cash equivalents                             25                              13,782
     Cash and cash equivalents, beginning of period                     2,680                               3,673
                                                                    ---------                           ---------
     Cash and cash equivalents, end of period                       $   2,705                           $  17,455
                                                                    =========                           =========

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Twenty-six weeks ended May 27, 1995 and May 28, 1994.


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

(2) Approximately 81% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $26.1 million, $23.3 million and $22.8 million higher than reported at May 27, 1995, November 26, 1994, and May 28, 1994, respectively.

(3) Net income (loss) per common share has been computed based on the weighted average number of common shares outstanding during the period plus common stock equivalents, when dilutive, consisting of certain stock options and warrants. For purposes of this computation, net income was adjusted for dividend requirements on preferred stock.

(4)    Long-term debt consisted of the following:

                                                                    May 27,                November 26,                 May 28,
       (In thousands)                                                1995                      1994                      1994
                                                                ------------              -------------              ------------


       1994 Credit Agreement                                    $    373,000              $     345,000              $         --
       1993 Credit Agreement                                              --                         --                   304,546
       1994 Multi-Draw Credit Agreement                                   --                         --                     2,864
       Mortgage loan payable to insurance company                    146,802                    154,195                   161,467
       Senior subordinated notes - 9-1/8%                            173,655                    173,655                   197,000
       Other senior debt                                               1,505                      1,550                     1,593
                                                                ------------              -------------              ------------
                                                                     694,962                    674,400                   667,470
       Less portion classified as current liability                  (49,173)                   (20,269)                  (57,629)
                                                                ------------              -------------              ------------
                                                                $    645,789              $     654,131              $    609,841
                                                                ============              =============              ============


       During the first quarter of 1995, the Company entered into an interest rate cap with an affiliate of an investment banking firm, limiting to 8% LIBOR the interest rates on $100 million of its floating rate debt. The cost of this agreement is included in deferred financing costs and is being amortized over the three-year period of the agreement.

       During the second quarter of 1994, the Company borrowed $2.9 million under the 1994 Multi-Draw Credit Agreement to repurchase and retire $3 million aggregate principal amount of 9-1/8% Senior Subordinated Notes, resulting in an extraordinary gain of $.6 million, net of tax, for the quarter ended May 28, 1994.

(5) The Company is a 49% investor in Total Home de Mexico, S.A. de C.V., a joint venture with a Mexican company, Alfa, S.A. de C.V. Total Home has opened one store in Mexico and plans to open one additional store in 1995. During 1996, a third store is expected to be opened. The joint venture owners continue to assess long-range plans for the opening of additional stores over the next several years. The next several quarters are expected to be difficult for the Mexican economy and further expansion plans for Total Home have been tabled until economic recovery is in sight. The Company accounts for this investment on the equity method.

(6) In 1995, the Company has entered into an agreement providing for the operating lease of two of its 1994 new stores and up to five of its 1995 or 1996 new stores. The Company will have the option to purchase the stores at the end of the lease terms. In the event the Company chooses not to exercise this option, it is obligated to arrange the sale of the stores to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the stores, subject to certain limitations.

(7) In July, 1993, two of the Company's retail facilities were severely damaged by the midwestern floods. Settlement proceeds in excess of the book value of $1.9 million, related to the flood-damaged real estate, have been reflected as other income in the accompanying consolidated statements of operations for the thirteen weeks and the twenty-six-weeks ended May 28, 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS


Income

Net sales for the quarter ended May 27, 1995 decreased 3.1% over the same period of 1994 in total and 6.0% on a comparable-store sales basis. (Comparable stores are those open one full year.) Net sales for the first half of 1995 decreased
 .7% from the same period of 1994 in total and 3.3% on a comparable store sales basis. Sales for both periods of 1995 were negatively impacted by a slower housing environment, lower lumber costs, a softening in consumer spending and unusually wet, cool spring weather in most markets. During the first half of 1995 and 1994, the Company opened four and three new stores, respectively. Two stores were sold during the first quarter of 1995.

Included in other income for the second quarter and first half of 1994 was a $1.9 million gain related to the settlement on flood-damaged real estate.


Costs and Expenses

Cost of merchandise sold as a percent of sales was 72.2% and 70.6% for the second quarter of 1995 and 1994, respectively. For the first half of 1995 and 1994, cost of merchandise sold as a percent of sales was 71.2% and 70.0%, respectively. The increase for both periods is primarily due to pricing initiatives in a soft retail environment.

Selling, general and administrative expenses were 22.3% and 21.3% of sales for the second quarter of 1995 and 1994, respectively. For the first half of 1995 and 1994, selling, general and administrative expenses were 23.8% and 23.1% of sales, respectively. The primary reason for both period increases is higher personnel costs associated with new stores.

The provision for depreciation and amortization increased over the second quarter and first half of 1994 due to increased capital expenditures over the past two years.

Interest expense for the second quarter and first half of 1995 decreased to $15.6 million and $30.8 million compared to $16.5 million and $33.1 million, respectively, for the same periods of 1994.

The income tax expense for the first half of 1995 was $2.8 million compared to $13.4 million for the first half of 1994. The effective tax rates for both periods were different from the 35% statutory rate primarily due to the effect of goodwill amortization, which is non-deductible for income tax purposes.

Net Income

Net income for the quarter ended May 27, 1995 was $4.6 million compared to $17.0 million for the same period of 1994. For the first half of 1995 net income was $.7 million compared to $16.3 million for the same period of 1994. The decrease in net income for both periods was due, in large part, to decreased operating earnings. Net income for the first half of 1995 and 1994 also reflects a $2.5 million and $.4 million loss, respectively, attributable to start-up costs for Total Home, the Company's joint venture in Mexico.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is from operations. Cash provided by operating activities was $32.2 million for the first half of 1995 compared to $33.3 million for the same period of 1994.

Borrowings are available under the 1994 Credit Agreement to supplement cash generated by operations. At May 27, 1995, $37.2 million was available for borrowing under the 1994 Credit Agreement. At May 27, 1995, working capital was $107.0 million compared to $139.1 million and $70.6 million at November 26, 1994 and May 28, 1994, respectively. The current ratios at May 27, 1995, November 26, 1994, and May 28, 1994 were 1.29 to 1, 1.45 to 1, and 1.17 to 1, respectively.

The Company's primary investing activities continue to be capital expenditures for existing and new stores and distribution centers. The 1994 Credit Agreement governs the amount of capital expenditures which can be made. The Company spent approximately $43.4 million and $32.2 million for new stores, equipment and renovation of retail facilities and distribution centers during the first half of 1995 and 1994, respectively. During the first half of 1995, four new stores were opened, while three new stores were opened in the first half of 1994. The Company intends to finance the remaining fiscal 1995 capital expenditures of approximately $26 million, consisting primarily of new stores, additional equipment, and renovation of existing stores, with funds generated from operations. The two stores remaining to be opened in 1995 will be leased. The Company has entered into an agreement providing for the operating lease of two of its 1994 new stores and up to five of its 1995 or 1996 new stores.

The Company also invested $6.2 million and $2.0 million in its joint venture, Total Home de Mexico, S.A. de C.V., during the first half of 1995 and 1994, respectively. Total Home opened its first store in Monterrey, Mexico, in December, 1994 and plans to open one additional store in 1995. During 1996, a third store is expected to be opened in Monterrey, on property owned by Total Home. A loss of $4 to $5 million attributable to the Company's share of the start-up cost of Total Home is expected to be incurred in 1995. The joint venture owners continue to assess long-range plans for the opening of additional stores over the next several years. The next several quarters are expected to be difficult for the Mexican economy and further expansion plans for Total Home have been tabled until an economic recovery is in sight. At May 27, 1995 the carrying value of the Company's investment in the joint venture was approximately $6.3 million, net of a cumulative foreign currency translation adjustment of approximately $2.1 million, which is recorded as a direct reduction of shareholders' equity. The Company continues to assess the impact the changes in the Mexican economy may have on the recoverability of its investment in the joint venture.

The Company's most significant financing activity is and will continue to be the retirement of indebtedness. Although the Company's consolidated indebtedness is and will continue to be substantial, management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations during the past 12 months and the expected results of operations in the future, cash flow from operations and borrowing availability under the 1994 Credit Agreement should provide sufficient liquidity to meet all cash requirements for the next 12 months without additional borrowings. During the second quarter of 1995, the 1994 Credit Agreement was amended which resulted in the modification of certain financial covenants contained therein. The permitted levels of capital expenditures and investments in the Mexican joint venture were reduced. In addition, the interest coverage and debt to capitalization covenants were relaxed. As a result, the Company has reduced its planned fiscal 1995 capital expenditures from approximately $82.5 million to approximately $65 to $70 million.

REVIEW BY INDEPENDENT AUDITORS

The condensed consolidated financial statements of Payless Cashways, Inc. and its subsidiary for the thirteen and twenty-six week periods ended May 27, 1995 and May 28, 1994, have been reviewed by KPMG Peat Marwick LLP, independent auditors. Their report is included in this filing.



                          PART II -- OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders was held April 20, 1995. Shareholders voted in favor of each of the four nominees for director:
         Gary D. Rose (31,455,240 for; 506,683 withheld), John H. Weitnauer, Jr. (31,456,793 for; 505,130 withheld), William A. Hall (31,457,142 for;
         504,781   withheld)  and  Louis  W.  Smith   (31,457,951  for;  503,972
         withheld). Previously elected and continuing to serve their terms are David Stanley, Harold Cohen, Wayne B. Lyon, Scott G. Fossel, George Latimer, Ralph Strangis, and Susan M. Stanton.



Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.

                 4.0 Long-term debt instruments of Payless in amounts not exceeding ten percent (10%) of the total assets of Payless and its subsidiary on a consolidated basis will be furnished to the Commission upon request.

                 4.1 Fifth Modification Agreement, dated as of May 25, 1995, by and among Payless, Somerville and The Prudential Insurance Company of America.

                 4.2 First Amendment to the 1994 Credit Agreement, dated as of May 26, 1995, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent.

                10.1 Employment Agreement dated as of June 16, 1995, between Payless and David Stanley.

                10.2 Fourth Amendment, effective June 16, 1995, to the Payless Cashways, Inc. Supplemental Retirement Plan dated as of January 1, 1988.

                11.1     Computation of per share earnings.

                15.1 Letter re unaudited financial information - KPMG Peat Marwick LLP.

                27.1     Financial data schedule.

         b.     Reports on Form 8-K.

                No reports on Form 8-K were filed by Payless during the quarter ended May 27, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PAYLESS CASHWAYS, INC.
                                 (Registrant)

 Date:  June 26, 1995       By   s/Stephen A. Lightstone
                                 ----------------------------------------

                                 Stephen A. Lightstone, Senior Vice President, Financial and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)