Form 10-Q
period 1994-08-26
PAYLESS CASHWAYS INC
filed 1995-09-28
CIK 76744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q


(Mark One)
  / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 26, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of September 15, 1995:

              Voting                       --       37,663,922    shares
              Class A Non-Voting           --        2,250,000    shares

PAYLESS CASHWAYS, INC. AND SUBSIDIARY

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (1)
(In thousands, except per share amounts)



                                                             Thirteen Weeks Ended                       Thirty-Nine Weeks Ended
                                                    -------------------------------------       ----------------------------------
                                                       August 26,            August 27,            August 26,         August 27,
                                                          1995                  1994                  1995               1994
                                                    ---------------       ---------------       ---------------    ---------------

Income
     Net sales                                      $      737,237        $      744,112        $    2,005,134     $    2,020,380
     Other income (7)                                        1,357                 2,008                 4,218              5,975
                                                    ---------------       ---------------       ---------------    ---------------
                                                           738,594               746,120             2,009,352          2,026,355

Costs and expenses
     Cost of merchandise sold                              530,402               530,402             1,432,885          1,424,342
     Selling, general and administrative                   159,272               149,569               460,925            443,809
     Provision for depreciation and amortization            15,567                15,116                45,339             43,979
     Interest expense                                       15,247                16,348                46,093             49,416
                                                    ---------------       ---------------       ---------------    ---------------
                                                           720,488               711,435             1,985,242          1,961,546
                                                    ---------------       ---------------       ---------------    ---------------

         INCOME BEFORE INCOME TAXES                         18,106                34,685                24,110             64,809
Federal and state income taxes                               8,985                15,635                11,765             29,040
                                                    ---------------       ---------------       ---------------    ---------------

Income  before equity in loss of joint
     venture and extraordinary item                          9,121                19,050                12,345             35,769

Equity in loss of joint venture (5)                           (975)                 (705)               (3,450)            (1,149)
                                                    ---------------       ---------------       ---------------    ---------------


Income before extraordinary item                             8,146                18,345                 8,895             34,620

Extraordinary item:  early extinguishment
     of debt (4)                                                --                   288                    --                343
                                                    ---------------       ---------------       ---------------    ---------------

                                      NET INCOME    $        8,146        $       18,633        $        8,895     $       34,963
                                                    ===============       ===============       ===============    ===============

Income per common share before
     extraordinary item                             $       .17           $       .42           $       .12        $       .76

Extraordinary item:  early extinguishment
     of debt (4)                                                --                .01                       --             .01
                                                                --                ---                       --             ---

Net income per common share (3)                     $       .17           $       .43           $       .12        $       .77
                                                    ===============       ===============       ===============    ===============

Weighted average common and dilutive
     common equivalent shares
     outstanding                                            40,116                40,320                39,969             40,321
                                                    ===============       ===============       ===============    ===============


See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (1)


                                                                  August 26,             November 26,               August 27,
(In thousands)                                                       1995                    1994                      1994
                                                                -------------         ---------------            --------------
ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                $      4,496          $        2,680             $      12,040
       Trade receivables                                                  --                   5,127                     6,524
       Merchandise inventories (2)                                   406,808                 406,066                   406,738
       Prepaid expenses and other current assets                      27,444                  26,448                    28,840
       Deferred income taxes                                          16,265                   9,549                     7,364
                                                                -------------         ---------------            --------------
                                        TOTAL CURRENT ASSETS         455,013                 449,870                   461,506
   OTHER ASSETS
       Real estate held for sale                                       5,458                   5,498                     6,710
       Cost in excess of net assets acquired, less
         accumulated amortization of $92,118,
         $82,355 and $79,101, respectively                           428,548                 438,311                   441,565
       Deferred financing costs                                       11,405                  11,199                    23,810
       Other                                                          23,785                  17,706                    14,728

     LAND, BUILDINGS AND EQUIPMENT                                   847,952                 810,825                   790,230
       Allowance for depreciation and amortization                  (261,041)               (237,527)                 (234,767)
                                                                -------------         ---------------            --------------

         TOTAL LAND, BUILDINGS AND EQUIPMENT                         586,911                 573,298                   555,463
                                                                -------------         ---------------            --------------

                                                                $  1,511,120          $    1,495,882             $   1,503,782S
                                                                =============         ===============            ==============

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued (Unaudited) (1)


                                                                  August 26,           November 26,                August 27,
(In thousands)                                                       1995                  1994                       1994
                                                                -------------         ---------------            --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt                        $     18,627          $       20,269             $      58,033
       Advances under bank facilities                                     --                      --                    20,000
       Trade accounts payable                                        160,178                 151,059                   152,634
       Other current liabilities                                     136,362                 128,031                   131,372
       Income taxes payable                                           22,280                  11,383                    17,988
                                                                -------------         ---------------            --------------
                                   TOTAL CURRENT LIABILITIES         337,447                 310,742                   380,027

     LONG-TERM DEBT, less portion
       classified as current liability (4)                           641,458                 654,131                   605,423

     NON-CURRENT LIABILITIES
       Deferred income taxes                                          65,810                  72,129                    68,765
       Other                                                          23,461                  23,015                    23,034

     SHAREHOLDERS' EQUITY
       Preferred Stock, $1.00 par value, 25,000,000
          shares authorized; issued:
           Cumulative Preferred Stock, 406,000 shares,
             $71.2 million aggregate liquidation preference           40,600                  40,600                    40,600
       Common Stock, $.01 par value:
           Voting, 150,000,000 shares authorized,
             37,663,922, 37,624,222, and 37,624,222
             shares issued, respectively                                 377                     376                       376
           Non-Voting Class A, 5,000,000 shares
             authorized, 2,250,000 shares issued                          23                      23                        23
       Additional paid-in capital                                    487,008                 486,326                   486,830
       Foreign currency translation adjustment                        (2,589)                    (90)                       --
       Accumulated deficit                                           (82,475)                (91,370)                 (101,296)
                                                                -------------         ---------------            --------------
                                  TOTAL SHAREHOLDERS' EQUITY         442,944                 435,865                   426,533
                                                                -------------         ---------------            --------------
     COMMITMENTS (6)
                                                                $  1,511,120           $   1,495,882             $   1,503,782
                                                                =============         ===============            ==============

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (1)


(In thousands)


                                                                                      Thirty-Nine Weeks Ended
                                                                      -----------------------------------------------------
                                                                           August 26,                         August 27,
                                                                              1995                               1994
                                                                      ------------------                  -----------------

Cash Flows from Operating Activities

     Net income                                                       $           8,895                   $         34,963
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                           45,339                             43,979
         Non-cash interest                                                        1,750                              3,442
         Gain on early extinguishment of debt                                        --                               (343)
         Equity in loss of joint venture                                          3,450                              1,149
         Deferred income taxes                                                  (13,035)                             6,574
         Other                                                                      887                              1,873
         Changes in assets and liabilities                                       33,164                             (7,841)
                                                                      ------------------                  -----------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                   80,450                             83,796

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                                 (53,726)                            52,598)
     Proceeds from sale of land, buildings and equipment                            394                              1,224
     Investment in joint venture                                                 (9,254)                            (3,431)
     Increase in other assets                                                       (19)                            (4,616)
                                                                      ------------------                  -----------------

     NET CASH USED IN INVESTING ACTIVITIES                                      (62,605)                           (59,421)

Cash Flows from Financing Activities

     Proceeds from long-term debt                                                    --                             21,307
     Retirements of long-term debt (4)                                          (14,315)                           (53,033)
     Increase in short-term borrowings                                               --                             15,000
     Sale of Common Stock under stock option plan                                    16                              2,517
     Sale of Common Stock under warrants                                             --                                 89
     Other                                                                       (1,730)                            (1,888)
                                                                      ------------------                  -----------------
     NET CASH USED IN FINANCING ACTIVITIES                                      (16,029)                           (16,008)
                                                                      ------------------                  -----------------

     Net increase in cash and cash equivalents                                    1,816                              8,367
     Cash and cash equivalents, beginning of period                               2,680                              3,673
                                                                      ------------------                  -----------------
     Cash and cash equivalents, end of period                          $          4,496                   $         12,040
                                                                      ==================                  =================

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirty-nine weeks ended August 26, 1995 and August 27, 1994.


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

(2) Approximately 81% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $27.9 million, $23.3 million and $24.4 million higher than reported at August 26, 1995, November 26, 1994, and August 27, 1994, respectively.

(3) Net income per common share has been computed based on the weighted average number of common shares outstanding during the period plus common stock equivalents, when dilutive, consisting of certain stock options and warrants. For purposes of this computation, net income was adjusted for dividend requirements on preferred stock.

(4)    Long-term debt consisted of the following:


                                                                  August 26,               November 26,               August 27,
       (In thousands)                                                1995                      1994                      1994
                                                                -------------             --------------             -------------

       1994 Credit Agreement                                    $    342,000              $     345,000              $         --
       1993 Credit Agreement                                              --                         --                   304,546
       1994 Multi-Draw Credit Agreement                                   --                         --                    21,306
       Mortgage loan payable to insurance company                    142,949                    154,195                   158,025
       Senior subordinated notes - 9-1/8%                            173,655                    173,655                   178,000
       Other senior debt                                               1,481                      1,550                     1,579
                                                                -------------             --------------             -------------
                                                                     660,085                    674,400                   663,456
       Less portion classified as current liability                  (18,627)                   (20,269)                  (58,033)
                                                                -------------             --------------             -------------
                                                                $    641,458              $     654,131              $    605,423
                                                                =============             ==============             =============


       During the first quarter of 1995, the Company entered into an interest rate cap with an affiliate of an investment banking firm, limiting to 8% LIBOR the interest rates on $100 million of its floating rate debt. The cost of this agreement is included in deferred financing costs and is being amortized over the three-year period of the agreement.

       As of August 27, 1994, the Company had borrowed $21.3 million under the 1994 Multi-Draw Credit Agreement to repurchase and retire $22 million aggregate principal amount of 9-1/8% Senior Subordinated Notes, resulting in an extraordinary gain of $0.3 million, net of tax, for the quarter ended August 27, 1994.

(5) The Company is a 49% investor in Total Home de Mexico, S.A. de C.V., a joint venture with a Mexican company, Alfa, S.A. de C.V. Total Home has opened two stores in Mexico. The joint venture owners continue to assess long-range plans as the next several quarters are expected to be difficult for the Mexican economy. The Company accounts for this investment on the equity method.

(6) In 1995, the Company has entered into an agreement providing for the operating lease of two of each of its 1994 and 1995 new stores, and up to two 1996 new stores. The Company will have the option to purchase the stores at the end of the lease terms. In the event the Company chooses not to exercise this option, it is obligated to arrange the sale of the stores to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the stores, subject to certain limitations.

(7) In July, 1993, two of the Company's retail facilities were severely damaged by the midwestern floods. Settlement proceeds in excess of the book value of $2.8 million, related to the flood-damaged real estate, fixtures and equipment, have been reflected as other income in the accompanying consolidated statements of operations for the thirteen weeks and the thirty-nine weeks ended August 27, 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS


Income

Net sales for the quarter ended August 26, 1995 decreased 0.9% over the same period of 1994 in total and 4.1% on a comparable-store sales basis. (Comparable stores are those open one full year.) Net sales for the first three quarters of 1995 decreased 0.8% from the same period of 1994 in total and 3.6% on a comparable store sales basis. Sales for both periods of 1995 were negatively impacted by a slower housing environment, deflated lumber costs and, in a number of markets, an excess of retail space devoted to the sale of building materials. During each of the first three quarters of 1995 and 1994, the Company opened five new stores. Two stores were sold during the first quarter of 1995.

Included in other income for the third quarter and first three quarters of 1994 were gains of $0.9 million and $2.8 million, respectively, from flood-related settlements.


Costs and Expenses

Cost of merchandise sold as a percent of sales was 72.0% and 71.3% for the third quarter of 1995 and 1994, respectively. For the first three quarters of 1995 and 1994, cost of merchandise sold as a percent of sales was 71.5% and 70.5%, respectively. The increase for both periods was primarily due to the Company's pricing initiatives.

Selling, general and administrative expenses were 21.6% and 20.1% of sales for the third quarter of 1995 and 1994, respectively. For the first three quarters of 1995 and 1994, selling, general and administrative expenses were 22.9% and 22.0% of sales, respectively. The primary reason for the dollar increase for the quarter and the first three quarters was costs associated with new stores.

The provision for depreciation and amortization increased over the third quarter and first three quarters of 1994 due to increased capital expenditures over the past two years.

Interest expense for the third quarter and first three quarters of 1995 decreased to $15.2 million and $46.1 million compared to $16.3 million and $49.4 million, respectively, for the same periods of 1994.

The income tax expense for the first three quarters of 1995 was $11.8 million compared to $29.0 million for the first three quarters of 1994. The effective tax rates for both periods were different from the 35% statutory rate primarily due to the effect of goodwill amortization, which is non-deductible for income tax purposes.

Net Income

Net income for the quarter ended August 26, 1995 was $8.1 million compared to $18.6 million for the same period of 1994. For the first three quarters of 1995 net income was $8.9 million compared to $35.0 million for the same period of 1994. The decrease in net income for both periods was primarily the result of decreased comparable store sales and pricing initiatives. Net income for the first three quarters of 1995 and 1994 also reflects a $3.5 million and $1.1 million loss, respectively, attributable to start-up costs for Total Home, the Company's joint venture in Mexico.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is from operations. Cash provided by operating activities was $80.5 million for the first three quarters of 1995 compared to $83.8 million for the same period of 1994. The primary reason for the decrease in cash from operating activities was lower sales and gross margins.

Borrowings are available under the 1994 Credit Agreement to supplement cash generated by operations. At August 26, 1995, $63.7 million was available for borrowing under the 1994 Credit Agreement. At August 26, 1995, working capital was $117.6 million compared to $139.1 million and $81.5 million at November 26, 1994 and August 27, 1994, respectively. The current ratios at August 26, 1995, November 26, 1994, and August 27, 1994 were 1.35 to 1, 1.45 to 1, and 1.21 to 1, respectively.

The Company's primary investing activities continue to be capital expenditures for existing and new stores and distribution centers. The 1994 Credit Agreement governs the amount of capital expenditures which can be made. The Company spent approximately $53.7 million and $52.6 million for new stores, equipment and renovation of retail facilities and distribution centers during the first three quarters of 1995 and 1994, respectively. During each of the first three quarters of 1995 and 1994, five new stores were opened. A sixth store has opened in the fourth quarter of 1995. The Company intends to finance the remaining fiscal 1995 capital expenditures of approximately $12 million, consisting primarily of new stores, additional equipment, and renovation of existing stores, with funds generated from operations. The Company has entered into an agreement providing for the operating lease of two of each of its 1994 and 1995 new stores and up to two of its 1996 new stores.

The Company intends to make additional investments as a result of the completion of a strategic review begun in the first quarter of 1995. Some of the expanded assortment offered in the Company's newest stores will be added to other selected stores which may increase the Company's average inventory by approximately $10 million. It is also anticipated that some facilities will be dedicated to the high volume professional and commercial accounts whose business is not traditionally retail store-based. Based on current plans, these strategic initiatives, to be tested during 1996, are expected to result in a 1996 capital investment of approximately $10 million.

The Company also invested $9.3 million and $3.4 million in its joint venture, Total Home de Mexico, S.A. de C.V., during the first three quarters of 1995 and 1994, respectively. Total Home opened its first store in Monterrey, Mexico, in December, 1994 and a second store in Mexico City in June, 1995. A loss of $4 to $5 million attributable to the Company's share of the start-up cost of Total Home is expected to be incurred in 1995. The joint venture owners continue to assess long-range plans as the next several quarters are expected to be difficult for the Mexican economy. At August 26, 1995 the carrying value of the Company's investment in the joint venture was approximately $7.8 million, net of a cumulative foreign currency translation adjustment of approximately $2.6 million, which is recorded as a direct reduction of shareholders' equity. The Company continues to assess the impact the changes in the Mexican economy may have on the recoverability of its investment in the joint venture.

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

REVIEW BY INDEPENDENT AUDITORS

The condensed consolidated financial statements of Payless Cashways, Inc. and its subsidiary for the thirteen and thirty-nine week periods ended August 26, 1995 and August 27, 1994, have been reviewed by KPMG Peat Marwick LLP, independent auditors. Their report is included in this filing.



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

                15.1 Letter re unaudited financial information - KPMG Peat Marwick LLP.

                27.1     Financial data schedule.

         b.     Reports on Form 8-K.

                No reports on Form 8-K were filed by Payless during the quarter ended August 26, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PAYLESS CASHWAYS, INC.
                                  (Registrant)


Date:  September 26, 1995         By       s/Stephen A. Lightstone


                                  Stephen A. Lightstone, Senior Vice President, Financial and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)