Form 10-K
period 1995-11-25
PAYLESS CASHWAYS INC
filed 1996-02-22
CIK 76744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
   / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended November 25, 1995
                                                             OR
  /    / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from                 to
                                                     ------------  -------------

                          Commission file number 1-8210

                             PAYLESS CASHWAYS, INC.
             (Exact name of registrant as specified in its charter)
                    Iowa                                  42-0945849
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

             Two Pershing Square
         2300 Main, P.O. Box 419466
            Kansas City, Missouri                         64141-0466
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (816)  234-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                       Name of Each Exchange on
Title of Each Class                                         Which Registered
-------------------                                    -------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of February 2, 1996, was $158,704,224.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of February 2, 1996:

           Voting                    --      37,668,206  shares
           Class A Non-Voting        --       2,250,000  shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended November 25, 1995, are incorporated by reference into Part II. Portions of the Annual Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 1996, are incorporated by reference into Part III.

                                    PART I
                                    ------


 Item 1.  BUSINESS.
 -------  ---------

GENERAL

       Payless Cashways, Inc. ("Payless" or the "Company") is the fourth largest retailer of building materials and home improvement products in the United States as measured by sales. The Company operates 200 full-line retail stores in 22 states located in the Midwest, Southwest, Pacific Coast, Rocky Mountain and New England areas under the names of Payless Cashways Building Materials, Furrow Building Materials, Lumberjack Building Materials, Hugh M. Woods Building Materials, Knox Lumber and Somerville Lumber. Each full-line store is designed as a one-stop source that provides customers with a complete selection of quality products and services needed to build, improve, and maintain their home, business, farm or ranch properties. The Company's merchandise assortment currently includes approximately 26,000 items in the following categories: lumber and building materials, millwork, tools, hardware, electrical and plumbing products, paint, lighting, home decor, kitchens, decorative plumbing, heating, ventilating and cooling (HVAC), and seasonal items. The Company believes that the combination of a full-line lumberyard, a broad product mix, a high level of in-store customer assistance concerning product usage and
installation,   and   competitive   prices   distinguishes   Payless  from  many
competitors.

       The Company's primary customers include project oriented do-it-yourselfers and professionals. Project oriented do-it-yourselfers ("DIY-ers") are those that engage in more frequent and complex repair or improvement projects and typically spend in excess of $1,000 annually on home improvement products. Professionals ("Pros") include remodelers, residential contractors, and specialty tradesmen along with enterprises which purchase large quantities of building materials for facility maintenance, such as property management firms, commercial and industrial accounts, and government institutions. Due to its product mix (especially the advantage provided by its full-line lumberyard) and customer service approach, the Company believes that it is well positioned to increase its penetration of these segments of the building materials and home improvement products market. Payless also serves the needs of the moderate and light DIY-er.


INDUSTRY OVERVIEW

       Building materials and home improvement products are sold through two distribution channels -- retail units and wholesale supply outlets. In the latest study prepared by DRI/McGraw-Hill in November 1995, the retail channel of the industry was estimated to be $133.9 billion in 1995, and is forecast to be $169.2 billion by 2000. The Company estimates the wholesale supply channel for products sold by the Company represented approximately $131 billion in 1995, based on the most recently available unpublished data from the U.S. Department of Commerce for 1995.

       Retail distribution channels include neighborhood hardware stores, home centers, warehouse stores, specialty stores (such as paint and tile stores) and lumberyards. Although the industry remains highly fragmented, the retail distribution channel has consolidated somewhat in the last ten years, particularly in metropolitan areas. Warehouse, home center and building materials chains have grown while the number of local independent merchants has declined. The top 10 chains accounted for approximately 26% of industry sales in 1994.

       In general terms, customers can be characterized as either retail-oriented (consumer) or wholesale-oriented (professional). The consumer segments, as defined by the Company, include light DIY-ers who spend less than $200 annually on building materials and home improvements products; moderate
DIY-ers who make annual purchases of $200 to $1,000; and project oriented DIY-ers who make annual purchases in excess of $1,000. Purchases by professionals tend to be larger in volume and require specialized merchandise assortments, competitive market pricing, superior lumber quality, telephone order placement, commercial credit and job-site delivery.


BUSINESS STRATEGY

       OBJECTIVES

       The Company's principal objectives are to increase its market share in the Pro and project-oriented DIY segments through its existing stores, to maintain its leadership role in the industry and to continue to improve its balance sheet by reducing its debt. Payless Cashways intends to remain an industry leader by offering DIY customers a distinct alternative to the warehouse shopping experience and by targeting the Pro business as the primary source of growth.

       The Company believes that demographic and lifestyle factors (such as the aging baby boomers, the increase in home-centered activities and the aging housing stock) will result in a growing demand for its products. The Company also believes that the rate of growth in the professional segment will continue to exceed the consumer or DIY segment due to the lack of discretionary time of many homeowners and the reluctance of an aging homeowner population to engage in major repair or remodeling projects. As a national chain, the Company believes it enjoys economies of scale, buying power and professional management that the traditional outlets supplying the professional commonly do not have. These advantages, along with the broad product assortment and full service package, make the Company well-suited to supply the professional's needs.

       Based on the Company's 1995 customer data from a sample of stores which the Company believes are representative of its stores, the Company's business mix as a percentage of sales was approximately 50% DIY and 50% Pro. Approximately 66% of the DIY sales were derived from the project-oriented DIY-er and the remainder from the light and medium DIY-er.

       PROFESSIONAL STRATEGY

       The  Company  is   particularly   well-suited   to  serve  the  needs  of
professional customers and offers services not provided by others in the industry.

       A sales and service staff of approximately 1,800 are dedicated to serving the professional customer. Professional sales representatives have assigned customers for whom they provide service tailored to the customers' business needs. Sales representatives call on professional customers at their places of business and job sites. The sales representatives have detailed information regarding account purchases and the profitability of their accounts. The Company believes that this level of customer service and type of sales management system is effective in increasing purchases and improving profitability from current professional customers as well as building customer loyalty.

       Each full-line store has a separate commercial sales area for the professional customer to use. These offices allow private discussions between the customer and their sales representative, speed the purchase process for the Pro and offer small amenities to these customers such as coffee, ice, and phone access. The Company has 94 drive-through lumberyards which significantly reduce the time required to complete a purchase and meet the Pros' requirement for fast and efficient service. The Company plans to convert an additional 17 stores to this drive-through format in 1996.

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

       The Company offers a number of special services which are tailored to meet the needs of various professional and commercial customer segments. Delivery services include next day job-site delivery and roof top delivery. Credit programs include a 30-day revolving account (Pro Project Card) and a full-service commercial credit program which provides job-based billing and other more sophisticated credit features. Additionally, all stores offer automated blueprint estimating services featuring rapid turnaround. This estimating system is unique in that it utilizes a digitizer which ensures accuracy in the measurement process, and it is fully integrated into the store's point of sale ("POS") system. The Company also supports the Pro with joint marketing programs such as its contractor referral data base.

       The Company has a national accounts program which targets businesses with major facilities or multiple locations and which utilize large amounts of building materials and improvement products for facility maintenance. The Company continues to develop these accounts which represent multiple individual properties for which it provides repair and maintenance products.

       Property management firms are an important component of the Company's Pro portfolio. They provide non-seasonal repair and maintenance business which balances business from builders, remodelers and commercial accounts.

       DIY STRATEGY

       The Company's strategy to defend and increase market share with the DIY customer focuses primarily on the project-oriented DIY-er. In recent years, sales to project-oriented DIY-ers represented approximately 66% of the sales to DIY-ers while accounting for approximately 50% of the DIY-er transactions based on Company customer data from a sample of stores which the Company believes are representative of its stores.

       Quality products, a wide assortment, in-stock position, competitive pricing and service assistance on more complex projects are important to the project-oriented DIY customer and have been the foundation upon which the Company has built its business with these customers. The Company continues to upgrade its assortment and displays in product categories which represent a significant portion of the purchases by project-oriented DIY-ers. These upgraded product categories include paint, hardware, tools, decorative plumbing, millwork, kitchen cabinets and home decor.

       Project-oriented DIY-ers are similar to the Pro customer with regard to the brands preferred and the importance of stocking high quality lumber. The Company believes that many of the steps it has taken to serve the Pro customer have also had a positive impact on sales to the project-oriented DIY customer.

       Several additional components support the DIY strategy for growth and profitability. These include the following:

                  IMPROVED CUSTOMER SERVICE. The Company has an employee recognition and reward program and incentive compensation plans for all store employees to promote outstanding customer service. Improved customer service is intended to increase the average sales ticket size and the number of repeat purchasers.

                  DESIGN SERVICES. The Company offers project design services to its customers. A computer design system for kitchens, baths and closet systems is located in each of the store's kitchen design centers. Design Works, a building packages design system focusing initially on decks, garages and post-frame buildings, is operating in all stores. Both of these systems are integrated into the store's POS system, providing on-line pricing, confirmation of inventory availability and immediate conversion of an estimate into an order.

                  LUMBERYARD IMPROVEMENTS. Project-oriented DIY-ers are frequent purchasers of the lumber and building material products stocked in the lumberyard. The drive-through format lumberyards mentioned earlier facilitate the DIY customer purchases of lumberyard products, saving the customer time and increasing customer satisfaction. The Company believes this lumberyard format positions it for increased future sales.

                  SPECIAL EVENTS. The Company offers the project-oriented DIY-er special buying opportunities through after-hours sales and other preferred customer programs.


       STRATEGIC INITIATIVES

       The Company undertook an extensive strategic review in 1995. It was comprehensive and included not only extensive consumer research, but also competitive benchmarking and industry analysis. The review affirmed the Company's business strategy, but highlighted areas of opportunity. Key findings from the review showed that, although many consumers like the warehouse format, a significant number prefer the distinctly different shopping experience offered by Payless Cashways (full-line, drive-in lumberyards; smaller scale; finished, well-lit showrooms). Research regarding the Pro indicates that, while the Company has established significant business with this group, substantial growth opportunity remains.

       As a result of the review, the Company intends to better serve DIY customers by increasing convenience, service, and product assortment with particular emphasis on basic repair and maintenance products. The assortment additions are designed to produce higher average tickets and increased shopping frequency from DIY customers. While the Company expects to grow slightly from DIY customer sales, the Company also expects the professional and commercial customer to continue to be the primary source of growth. In order to increase market share with those customers, the Company plans to attract and retain more large volume accounts, whose business is not store based. Some existing and some new facilities will be dedicated primarily to these high volume professional and commercial accounts. The Company intends to improve the product assortment, key service capabilities, and cost effectiveness at facilities dedicated to Pro customers.

       This approach is called the "Dual Path" strategy and will be field tested in Phoenix and one other market in 1996. Of the five facilities the Company operates in the Phoenix market, four will be remerchandised to better serve DIY customers with the product offering increased from about 26,000 stock keeping units ("skus") to between 35,000 and 38,000 skus. These stores will continue to serve the walk-in, neighborhood-based tradesman as well. The fifth facility in Phoenix -- renamed Contractor Supply -- will be dedicated to serve the large volume professional and commercial customers throughout the entire Phoenix marketplace. Most of the Phoenix outside sales force will work from this unit which will have a business to business selling focus.

       A significant aspect of the Dual Path strategy involves adding manufacturing capabilities to better serve the needs of high volume professional and commercial customers. In January 1996 the Company purchased a door and trim company in Phoenix, which specializes in manufacturing a wide range of custom doors, molding and trim products used by carpenters, homebuilders and remodelers. Also, the Company's existing door plant in Dallas will be expanded to serve the builder, remodeler and carpenter needs that the acquired door company serves in Phoenix. The Company believes that these capabilities will help position it to be the supplier of choice for the larger volume professional.

       There are a number of other components of the Dual Path strategy that are also expected to be implemented in other markets and retail facilities. During 1996, approximately 50 stores will have significant DIY assortment additions to product offerings. Seven stores -- generally not in metropolitan markets -- are planned to be reoriented to the new Contractor Supply format and market position. Given their location, facility size and current customer base, their optimal and most profitable use is as a dedicated professional and commercial supplier. Additionally, the Company intends to open one new store in 1996, with a format which refines the Company's new store design and represents the Company's continuing efforts to optimize the consumer's shopping experience.

       In furtherance of the Dual Path strategy, the Company has recently reallocated resources, by selling its ownership interest in Total Home de Mexico (although it continues as a commercial partner providing information systems, distribution and logistics services at market rates), selling its Bellingham, Massachusetts, distribution center, and closing six store facilities, five of which are in the Boston area.

MERCHANDISING AND MARKETING

       During 1995, Payless' full-line stores sold a broad range of building material products totaling approximately 26,000 items, many of which are nationally advertised brand-name items. Payless categorizes its product offerings into the classes described below:

                  LUMBERYARD - Dimensional lumber, plywood, sidings, roofing materials, fencing materials, windows, doors and moldings, insulation materials and drywall.

                  HARDWARE - Electrical wire and wiring materials, plumbing materials, power and hand tools, paint and painting supplies, lawn and garden products, door locks, fasteners, and heating and cooling products.

                  SHOWROOM - Interior and exterior lighting, bathroom fixtures and vanities, kitchen cabinets, flooring, panelling, wallcoverings and ceiling tiles.

       During the last three fiscal years, the three product classifications accounted for the following percentages of Payless' sales:

                                1993              1994            1995
                                ----              ----            ----
           Lumberyard           48  %            49   %           49  %
           Hardware             33               34               35
           Showroom             19               17               16
                                ----             ----             ----
                                100  %           100   %          100  %

       Payless addresses its primary target customers through a mix of newspaper, direct mail, radio and television advertising methods. The primary media vehicle is newspaper advertisements, both freestanding inserts and run-of-press ads. Additionally, the Company participates in or hosts a variety of customer hospitality events, contractor product shows and national trade association shows and conferences. During fiscal 1995, the Company's expenditures (net of vendor allowances) on all forms of advertising totaled approximately $32 million or 1.2% of sales.

       The Company utilizes data base marketing techniques to increase the effectiveness of its Pro marketing programs. The data base allows the Company to track and analyze purchases of Pro customers. This purchase history data is used in targeted marketing campaigns and to develop distinct customer profiles for various product categories. In addition, the Company conducts its own market research, including customer intercepts, phone surveys and customer focus groups.


STORE LOCATIONS

       The Company's 200 full-line stores are located in the following states:

                               No. of Stores                     No. of Stores
                               -------------                     -------------

       Arizona...................  8      Minnesota................. 10
       Arkansas..................  1      Missouri.................. 11
       California................ 16      Montana...................  1
       Colorado.................. 18      Nebraska..................  5
       Illinois..................  6      Nevada....................  5
       Indiana................... 16      New Mexico................  3
       Iowa...................... 10      Ohio...................... 12
       Kansas.................... 11      Oklahoma..................  8
       Kentucky..................  5      Oregon....................  2
       Louisiana.................  1      Tennessee.................  3
       Massachusetts.............  5      Texas..................... 43


       Payless owns 171 of its full-line store facilities and 160 of the 200 sites on which such stores are located. The remaining 29 stores and 40 sites are leased. Mortgages or deeds of trust on 133 store parcels secure existing indebtedness.

       Payless has generally located retail stores adjacent to residential areas of major metropolitan cities or adjacent to major arteries in smaller communities which are convenient to the DIY and Pro customer. Operation of multiple stores in a trade area permits more effective supervision of stores and provides certain economies in distribution expenses and advertising costs. Each of Payless' 200 existing stores has an average total selling space of approximately 186,000 square feet consisting of 32,000 square feet of indoor display space and 154,000 square feet of lumberyard. In addition, each store has an average of 51,000 square feet of warehouse space. The average Payless store occupies approximately eight acres of land. The stores built since 1993 average approximately 242,000 square feet of total retail selling space consisting of 60,000 square feet of indoor display space and a 182,000 square foot lumberyard with an attached 17,000 square foot warehouse on ten acres of land.

       An average Payless store currently carries approximately $1.7 million of inventory, and during fiscal 1995 sales at Payless stores averaged approximately $13.1 million per store.

       During fiscal 1995, six full-line stores were opened and two full-line stores were sold. On December 30, 1995, six additional stores were closed. During fiscal 1994, seven full-line stores were opened and one full-line store was closed. During fiscal 1993, one full-line store was opened.


STORE MANAGEMENT AND PERSONNEL

       Payless coordinates the operation of its 200 full-line-stores through 100 Group Store Directors and Store Managers each of whom reports to one of six Regional Vice Presidents. Supervision and control over the individual stores are facilitated by means of detailed operating reports. All of Payless' Group Store Directors, Store Managers, and Regional Vice Presidents have been promoted from within Payless or from within the stores Payless has acquired.

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

       Incentive compensation systems reward employees for store performance above goal. In addition to management personnel, all sales and support personnel in the retail stores participate in incentive compensation programs. In fiscal 1995, the Company paid $2.0 million in incentive compensation to its nonmanagement store personnel. Group Store Directors and Store Managers can earn in excess of 40% of base salary in incentive compensation. The Company paid approximately $8.1 million in incentive compensation to its store management personnel for fiscal 1995. The Company believes that its incentive compensation systems are key to employee performance and motivation.


INFORMATION SYSTEMS

       The Company has invested substantial time, effort and dollars ensuring that technology and information are used to the maximum benefit throughout its entire enterprise. In-store-processors based upon current technology standards are integral to management of the stores and support customer services with programs designed to enhance the shopping experience. A satellite-based wide-area-network (WAN) linking each of the various Company facilities provides for daily transmission of transaction detail data including SKU-level sales from point-of-sale terminals equipped with the latest in scanning technology. This network also serves to provide automatic check authorization and on-line credit card processing. In addition to sales support and data gathering, the Company has built sophisticated merchandising, inventory management, distribution and promotional systems which are utilized at the corporate office to manage the purchasing, movement and marketing of product lines.


DISTRIBUTION AND SUPPLIERS

       The Company operates a total of seven distribution centers and four manufacturing locations. The distribution centers maintain inventories and tag and ship product to stores on a weekly basis. The Sedalia, Missouri distribution center handles small-sized, conveyable, high value items such as hardware, plumbing and electrical supplies, and hand tools. The other six distribution centers handle commodity products and bulky manufactured products such as tubs, paneling and ceiling tile. The manufacturing locations assemble pre-hung doors and customized windows.

       In fiscal 1995, 51% of merchandise was channeled through the distribution centers for redistribution to individual stores. This benefits the Company in the areas of product costs, in-stock positions and inventory turnover.

       The  Sedalia  distribution  center  now  serves 169 stores as well as two
Total Home stores in Mexico. The 592,000 square foot facility utilizes computerized receiving, storage and selection technology. Excluding the Sedalia operation, the Company's regional distribution centers average 18 acres with 154,000 square feet of warehouse space, operating with manual storage and selection systems. In addition, the Company uses third-party operations for specialized needs.

       Payless purchases substantially all of its merchandise from approximately 3,700 suppliers, no one of which accounted for more than 5% of the Company's purchases during fiscal 1995.

CREDIT

       The Company offers credit to both its DIY and Pro customers. Purchases under national credit cards and the Company's private-label credit card program as a percentage of sales represented 27.5% in fiscal 1995, 26.2% in fiscal 1994, and 25.1% in fiscal 1993. Purchases under the Company's commercial credit program as a percentage of sales represented 26.5% in fiscal 1995, 25.1% in fiscal 1994, and 22.1% in fiscal 1993. The Company's private-label credit card program and commercial credit program are administered by a large finance and asset management company. Accounts written off (net of recoveries) under the commercial credit program in fiscal 1995 were approximately $5.9 million or 0.8% of net commercial credit sales. The cost of the private label credit card program represents a fixed percentage fee of charge sales. The fees on the commercial credit program consist of administrative fees which are primarily tied to commercial credit sales and fees for accounts written off, which are substantially all absorbed by the Company.

COMPETITION

       The business of Payless is highly competitive. Payless encounters competition from national and regional chains, including those with a warehouse format, and from local independent wholesalers, supply houses and distributors. In recent years, the building materials retailing industry has experienced increased levels of competition as several national chains have expanded their operations. Certain of these competitors are larger in terms of capital and sales volume and have been operating longer than Payless in particular areas. Although Payless' competition varies by geographical area, Payless believes that it generally has a favorable competitive position as a result of its full-line lumberyard, broad product mix, customer service, product availability and price. As a result of the Company's marketing focus on the professional customer, the Company competes with local independent lumberyards, independent wholesalers, supply houses and distributors who market primarily to commercial and professional users.

EMPLOYEES

       At November 25, 1995, Payless employed approximately 18,100 persons, approximately 25% of whom were part-time, although the number of employees may fluctuate seasonally. Payless believes its employee relations are satisfactory. Payless' employees are primarily nonunion with less than 2% being represented by a union.

       A substantial portion of the administrative, purchasing, advertising and accounting functions are centralized at Payless' headquarters in Kansas City, Missouri.

                                   ==========

       Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; housing activity, including existing home turnover and new home construction; lumber prices; product mix; sale of certain real estate; growth of certain market segments; competitive pressure on sales and pricing, and an excess of retail space devoted to the sale of building materials. Additional information concerning those and other factors is contained in the Company's Annual Report, copies of which are available from the Company without charge.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth the name and age of all executive officers of Payless and their present positions and recent business experience. There is no family relationship among Payless' current directors and executive officers.

                                                                    Principal Occupation and
Name                      Age                                     Five-Year Employment History
----                      ---                                     ----------------------------


David Stanley.............60              Chairman of the Board and Chief Executive Officer of Payless  since
First  elected a director:                August  1986;  and  currently a director of Piper Jaffray Companies, Inc.,
1969                                      Digi  International,  Inc. and Best Buy  Co.,  Inc.  Mr.  Stanley  is  a
                                          member  of  the  Corporate  Governance  and Nominating Committee of Payless'
                                          Board of Directors.



Susan M. Stanton..........47              President and Chief Operating Officer of Payless since November 1993; Senior
First elected a director:                 Vice President - Merchandising of Payless from October 1989 to November 1993;
1993                                      and  currently a director of Western  Resources,  Inc. and Commerce  Bank,
                                          N.A.  Ms.  Stanton  is a  member  of  the  Corporate  Governance  and  Nominating
                                          Committee of Payless' Board of Directors.

Gerald M. Buchen..........40              Senior Vice  President - Store  Operations of Payless since  November  1993;  and
                                          Vice  President  -  Merchandising/Lumberyard  of  Payless  from  August  1988  to
                                          November 1993.

Linda J. French...........48              Senior Vice President - General  Counsel/Secretary of Payless since October 1991;
                                          and Vice  President  - General  Counsel/Secretary  of Payless  from April 1986 to
                                          October 1991.

E. J. Holland, Jr.........52              Senior Vice  President - Human  Resources of Payless since June 1992; and Partner of the law firm Spencer Fane Britt & Browne from January 1974 to June 1992.

Stephen A. Lightstone.....50              Senior Vice President - Finance/Treasurer  and Chief Financial Officer of Payless
                                          since February 1988.

Richard E. Nawrot.........48              Senior Vice  President -  Information  Systems of Payless since  September  1991;
                                          Vice President of Management  Information  Services of Jamesway  Corporation from
                                          February  1991 to  September  1991;  and Senior  Vice  President  - MIS and Chief
                                          Information  Officer of Ames Department  Stores,  Inc. from July 1988 to February
                                          1991.

Richard G. Luse...........48              Vice President - Controller of Payless since February 1988.


Item 2.  PROPERTIES.
-------  -----------

       Payless owns 171 of its full-line store facilities and 160 of the 200 sites on which such stores are located. The remaining 29 facilities and 40 sites are leased. The leases provide for various terms. Mortgages or deeds of trust on 133 store parcels secure existing indebtedness.

       Five of the Company's seven distribution centers are owned and, of the remaining two, one is leased for land only and the facility and land are leased for the other. Mortgages or deeds of trust on three distribution center parcels secure existing indebtedness.

       Payless leases its corporate office in Kansas City, Missouri, under a lease expiring on November 30, 2002. The administrative offices occupy several floors (approximately 204,000 square feet) of a multi-story building.

       See also "Strategic Initiatives," "Store Locations" and "Distribution and Suppliers" in Item 1, above.


Item 3.  LEGAL PROCEEDINGS.
------   ------------------

       On January 6, 1995, a group of terminated employees and others ("Former Employees") filed a lawsuit against the Company and other named defendants (the "Company"), entitled The Payless Cashways, Inc. Partners [et al.] v. Payless Cashways, Inc. [et al], in the United States District Court for the Southern District of Iowa. The Former Employees include management employees who were terminated effective January 10, 1994, in connection with a reduction in force pursuant to a restructuring, in which the Company eliminated certain management in the field organization. The complaint asserted a variety of claims including federal and state securities fraud claims, alleged violations of the Racketeer Influenced and Corrupt Organizations Act, federal and state claims of age discrimination, alleged violations of the Employment Retirement Income Security Act of 1974, and various state law claims including, but not limited to, fraudulent misrepresentation allegations. The complaint also asserted the Former Employees' claims as class representatives and sought to expand the group of party plaintiffs as to the federal age discrimination claims. Various forms of relief, including unspecified monetary damages and an injunctive order, were requested.

       The Company, in response, filed a motion to dismiss as to the majority of the pending claims except the federal and state age discrimination claims, the state law fraudulent misrepresentation claim and several other state law equitable claims. The Former Employees responded, in part, by filing a second amended complaint, providing in large part additional supportive factual detail. To avoid filing a second motion to dismiss, the Company filed a reply brief in support of the motion to dismiss. A hearing was held on the motion to dismiss on August 18, 1995 and, as of this date, no ruling has been entered. Each of the parties has propounded written discovery pursuant to the court's scheduling order and discovery plan.

       The Company denies any and all claimed liability and is vigorously defending this litigation, but, given the early state of this litigation, is unable to estimate a potential range of monetary exposure, if any, to the Company or to predict the likely outcome of this matter.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

       None.


                                     PART II
                                     -------


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------  -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

       Market and dividend information, included on page 32 of the Annual Report to Shareholders for the fiscal year ended November 25, 1995, are incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

       The Five-Year Financial Summary, included on page 28 of the Annual Report to Shareholders for the fiscal year ended November 25, 1995, is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

       Management's Discussion and Analysis of the Financial Condition and Results of Operations, included on pages 6 through 9 of the Annual Report to Shareholders for the fiscal year ended November 25, 1995, is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

       The financial statements and independent auditors' report, included on pages 10 through 27 of the Annual Report to Shareholders for the fiscal year ended November 25, 1995, are incorporated herein by reference.

       The Quarterly Consolidated Statements of Operations, included on pages 4 and 5 of the Annual Report to Shareholders for the fiscal year ended November 25, 1995, are incorporated herein by reference.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

       None.

                                    PART III
                                    --------


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

       The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders, dated February 23, 1996, to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.


Item 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

       The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders, dated February 23, 1996, to be filed pursuant to Regulation 14A.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

       The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders, dated February 23, 1996, to be filed pursuant to Regulation 14A.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

       The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders, dated February 23, 1996, to be filed pursuant to Regulation 14A.


                                     PART IV
                                     -------


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

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

      4.1 Amended and Restated Credit Agreement, dated as of November 20, 1995, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent.

      4.2 Indenture dated as of April 20, 1993, by and between Payless and United States Trust Company of New York, pursuant to which the 9 1/8% Senior Subordinated Notes of Payless due April 15, 2003, were issued (incorporated by reference to Exhibit 4.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 29, 1993).

      4.3 Amended and Restated Warrant Agreement, dated as of January 1, 1993, to Warrant Agreement dated as of November 1, 1988, between Payless and Bank of New York (incorporated by reference to Exhibit 4.1(b) of Payless' Annual Report on Form 10-K for the fiscal year ended November 28, 1992, as amended by Form 8, dated February 1, 1993).

      4.4(a) Loan Agreement dated June 20, 1989, by and among Payless Cashways, Inc., Knox Home Centers, Inc. ("Knox"), Somerville Lumber and Supply Co., Inc. ("Somerville"), and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

      4.4(b) Promissory Note dated June 20, 1989, from Payless to The Prudential Insurance Company of America, Tranche B (MN) (incorporated by reference to Exhibit 4.12 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

      4.4(c) Promissory Note dated June 20, 1989, from Payless to The Prudential Insurance Company of America, Tranche B (MT) (incorporated by reference to Exhibit 4.13 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

      4.4(d) Promissory Note dated June 20, 1989, from Payless to the Prudential Insurance Company of America, Tranche B (ND) (incorporated by reference to Exhibit 4.14 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

      4.4(e) Promissory Note dated June 20, 1989, from Payless to The Prudential Insurance Company of America, Tranche B (NV) (incorporated by reference to Exhibit 4.15 filed a part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

      4.4(f) Promissory Note dated June 20, 1989, from Payless to The Prudential Insurance Company of America, Tranche B (AZ, CA) (incorporated by reference to Exhibit 4.16 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

      4.4(g) Promissory Note dated June 20, 1989, from Payless to The Prudential Insurance Company of America, Tranche C (IN, KY, NM, OH, TN)(incorporated by reference to Exhibit 4.17 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

      4.4(h) Promissory Note dated June 20, 1989, from Payless to The Prudential Insurance Company of America, Tranche D (CO, IA, IL, KS, NE, MO, TX, OR, OK) (incorporated by reference to
                  Exhibit 4.18 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

      4.4(i) Form of Deed of Trust, Mortgage and Security Agreement effective June 20, 1989, given to The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.19 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

      4.4(j) Form of Deed of Trust, Security Agreement and Assignment of Leases dated June 20, 1989, given to Morgan Bank (Delaware), as Collateral Agent (incorporated by reference to Exhibit 4.20 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

      4.4(k) First Modification Agreement dated as of October 18, 1991, by and among Payless, Knox, Somerville and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.9(r) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

      4.4(l) Second Modification Agreement dated as of December 17, 1991, by and among Payless, Knox, Somerville and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.9(s) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

      4.4(m) Third Modification Agreement dated as of December 31, 1991, by and among Payless, Knox, Somerville and the Prudential Insurance Company of America (incorporated by reference to Exhibit 4.9(t) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

      4.4(n) Fourth Modification Agreement dated as of March 8, 1993, by and among Payless, Somerville and The Prudential Insurance Company of America (incorporated by reference to exhibit 4.6(v) filed as part of Amendment No. 1 to Registration Statement No. 33-58008 on Form S-2 on March 8, 1993).

      4.4(o) Letter dated March 12, 1993 modifying Fourth Modification Agreement dated as of March 8, 1993, by and among Payless, Somerville and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.5(w) filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19,
                  1993).

      4.4(p) Fifth Modification Agreement, dated as of May 25, 1995, by and among Payless, Somerville and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 27, 1995).

      4.4(q) Sixth Modification Agreement dated as of November 21, 1995, by and among Payless and The Prudential Insurance Company of America.

      4.5 Borrower Security Agreement, dated November 18, 1994, made by Payless for the benefit of Canadian Imperial Bank of Commerce, New York Agency, as Collateral Agent, and the banks and other financial institutions party to the 1994 Credit Agreement (incorporated by reference to Exhibit 4.5 filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 26, 1994).

      4.6 Stock Pledge Agreement, dated November 18, 1994, made by Payless for the benefit of Canadian Imperial Bank of Commerce, New York Agency, as Collateral Agent, and the banks and other financial institutions party to the 1994 Credit Agreement (incorporated by reference to Exhibit 4.8 filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 26, 1994).

      4.7 Inter-Facility Agreement, dated November 18, 1994, among Canadian Imperial Bank of Commerce, New York Agency, The Bank of Nova Scotia, Nationsbank of Texas, N.A., Bank of America National Trust and Savings Association, Commerce Bank, N.A., Payless and Somerville (incorporated by reference to Exhibit
                  4.9 filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 26, 1994).

      10.1        Indemnification   Agreement   (incorporated  by  reference  to
                  Exhibit 10.2 filed as part of Amendment No. 2 to Registration Statement No. 33-49772 filed August 26, 1992).

      10.2(a)* Payless Cashways, Inc. Corporate Management Incentive Compensation Program, dated as of December 1991 (incorporated by reference to Exhibit 10.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 30,
                  1992).

      10.2(b)* First Amendment to Payless Cashways, Inc. Corporate Management Incentive Compensation Program, dated as of February 2, 1995 (incorporated by reference to Exhibit 10.3(b) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 26, 1994).

      10.3* Employment Agreement dated as of June 16, 1995, between Payless and David Stanley (incorporated by reference to Exhibit 10.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1995).

      10.4* Employment Agreement dated as of February 8, 1993, between Payless and Susan M. Stanton (incorporated by reference to
                  Exhibit 10.26 filed as part of Registration Statement No. 33-58008 on Form S-2 on February 8, 1993).

      10.5* Employment Agreement dated as of February 8, 1993, between Payless and Stephen A. Lightstone (incorporated by reference to Exhibit 10.25 filed as part of Registration Statement No. 33-58008 on Form S-2 on February 8, 1993).

      10.6* Retirement Agreement dated as of November 14, 1993, between Payless and Harold Cohen (incorporated by reference to Exhibit 10.6(c) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

      10.7(a)* Payless Cashways, Inc. Wealth-Op Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 filed as part of Post-Effective Amendment No. 7 to Registration Statement No. 33-23893 on Form S-2 filed May 26, 1992).

      10.7(b)* Amendment to Payless' Wealth-Op Deferred Compensation Plan (incorporated by reference to Exhibit 10.10(b) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

      10.8(a)* Payless Cashways, Inc. 1988 Deferred Compensation Plan (incorporated by reference to Exhibit 10.11(a) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

      10.8(b)* Amendment to Payless' 1988 Deferred Compensation Plan (incorporated by reference to Exhibit 10.11(b) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

      10.9(a)* Payless Cashways, Inc. Supplemental Death Benefit Plan (incorporated by reference to Exhibit 10.12 filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

      10.9(b)* First Amendment to the Payless Cashways, Inc. Supplemental Death Benefit Plan, dated June 16, 1994 (incorporated by reference to Exhibit 10.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 28, 1994).

      10.10* Payless Cashways, Inc. Supplemental Disability Plan (incorporated by reference to Exhibit 10.13 filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

      10.11(a)*   Payless Cashways,  Inc. Supplemental  Retirement Plan dated as of  January  1, 1988  (incorporated  by  reference  to Exhibit
                  10.14(a) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

      10.11(b)*   First  Amendment,  effective  June 22,  1989,  to the  Payless
                  Cashways,  Inc.  Supplemental  Retirement  Plan  dated  as  of
                  January 1, 1988 (incorporated by reference to Exhibit 10.14(b) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

      10.11(c)*   Second Amendment dated as of September 7, 1993, to the Payless
                  Cashways,  Inc.  Supplemental  Retirement  Plan  dated  as  of
                  January 1, 1988 (incorporated by reference to Exhibit 10.14(c) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 26, 1994).

      10.11(d)*   Third  Amendment  dated as of August 31, 1994,  to the Payless
                  Cashways,  Inc.  Supplemental  Retirement  Plan  dated  as  of
                  January 1, 1988 (incorporated by reference to Exhibit 10.1(a) filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 27, 1994).

      10.11(e)*   Agreement for Supplemental Retirement Benefits between Payless and David Stanley as of August 31, 1994 (incorporated by reference to Exhibit 10.1(b) filed as part of Payless'
                  Quarterly Report on Form 10-Q for the quarter ended August 27,
                  1994).

      10.11(f)*   Fourth  Amendment,  effective  June 16,  1995,  to the Payless
                  Cashways,  Inc.  Supplemental  Retirement  Plan  dated  as  of
                  January 1, 1988 (incorporated by reference to Exhibit 10.2 filed as part of the Payless' Quarterly Report on Form 10-Q for the quarter ended August 27, 1995).

      10.12(a) Registration Rights Agreement dated as of August 4, 1988, among PCI Acquisition Corp. and certain of its shareholders (incorporated by reference to Exhibit 10.15(a) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

      10.12(b) Agreement and Amendment dated as of November 11, 1988, to Registration Rights Agreement dated as of August 4, 1988, among Payless and certain of its shareholders (incorporated by reference to Exhibit 10.15(b)filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27,
                  1993).

      10.12(c) Addendum to Shareholders' Agreement and Registration Rights Agreement dated February 22, 1989, by and among Payless and certain of its shareholders (incorporated by reference to Exhibit 10.15(c) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

      10.13(a) Amended and Restated Shareholders' Agreement, dated as of February 22, 1990, by and among PCI Acquisition Corp. and certain of its shareholders (incorporated by reference to Exhibit 10.47 filed as part of Post-Effective Amendment No. 3 to Registration Statement No. 33-23893 on Form S-2 filed March 23, 1990).

      10.13(b) Amendment No. 1 dated as of March 18, 1991, to the Amended and Restated Shareholders' Agreement dated as of February 22, 1990, by and among Payless and certain of its shareholders (incorporated by reference to Exhibit 10.43(b) filed as part of Post-Effective Amendment No. 5 to Registration Statement No. 33-23893 on Form S-2 filed March 21, 1991).

      10.14(a)*   1988 Payless Cashways,  Inc. Employee Stock Plan (incorporated by  reference  to  Annex  1  filed  as  part  of  Registration
                  Statement No. 33-24368 on Form S-8 filed September 9, 1988).

      10.14(b)*   First Amendment to the 1988 Payless  Cashways,  Inc.  Employee
                  Stock Plan, dated November 11, 1988 (incorporated by reference to Exhibit 10.1(b) filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 25, 1989).

      10.14(c)*   Second Amendment to the 1988 Payless  Cashways,  Inc. Employee
                  Stock Plan, dated February 22, 1989 (incorporated by reference to Exhibit 10.1(c) filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 25, 1989).

      10.14(d)*   Third Amendment to the 1988 Payless  Cashways,  Inc.  Employee
                  Stock Plan, dated March 6, 1990  (incorporated by reference to
                  Exhibit 10.2 of Payless' Quarterly Report on Form 10-Q for the quarter ended February 24, 1990).

      10.14(e)*   Form of  Performance  Stock Option  Agreement  pursuant to the
                  1988 Payless Cashways, Inc. Employee Stock Option Plan amended on June 20, 1991 (incorporated by reference to Exhibit
                  10.21(e) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

      10.14(f)*   Amendment to the 1988 Payless  Cashways,  Inc.  Employee Stock
                  Plan, dated as of May 1, 1992 (incorporated by reference to Exhibit 10.26 filed as part of Post-Effective Amendment No. 7 to Form S-2 Registration Statement No. 33-23893 filed May 26,
                  1992).

      10.15* Payless Cashways 1992 Incentive Stock Program (incorporated by reference to Exhibit 10.24 filed as part of Amendment No. 2 to Registration Statement No. 33-49772 on Form S-2 filed August 26, 1992).

      10.16*      Payless  Cashways   Director  Option  Plan   (incorporated  by
                  reference to Exhibit 10.23 filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19, 1993).

      10.17*      Payless  Cashways,   Inc.   Deferred   Compensation  Plan  for
                  Directors, dated as of October 20, 1995.

      11.1        Computation of per share earnings.

      13.1        Annual Report to Shareholders.

      23.1        Consent of KPMG Peat Marwick LLP.

      27.1        Financial data schedule.

* Represents a management contract or a compensatory plan or arrangement.

Copies of any or all Exhibits will be furnished upon written request and payment of Payless' reasonable expenses in furnishing the Exhibits.

(b)      Reports on Form 8-K.

         No reports on Form 8-K have been filed by the Registrant during the quarter ended November 25, 1995.

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

                                 By s/David Stanley
                                    --------------------------------------------
                                    David Stanley, Principal Executive Officer
Dated:  February 15, 1996

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Payless and in the capacities and on the dates indicated.



               Signature                                    Title                                       Date
         ------------------------              -------------------------------                 ---------------------

         s/David Stanley
         ------------------------
         David Stanley                         Chief Executive Officer and                       February 15, 1996
                                               Chairman of the Board
                                               (Principal Executive Officer)

         s/Susan M. Stanton
         ------------------------
         Susan M. Stanton                      President and Chief Operating                     February 15, 1996
                                               Officer and Director

         s/Ralph Strangis
         ------------------------
         Ralph Strangis                        Lead Director                                     February 15, 1996


         s/Harold Cohen
         ------------------------
         Harold Cohen                          Director                                          February 15, 1996


         s/Scott G. Fossel
         ------------------------
         Scott G. Fossel                       Director                                          February 15, 1996


         s/William A. Hall
         ------------------------
         William A. Hall                       Director                                          February 15, 1996


         s/George Latimer
         ------------------------
         George Latimer                        Director                                          February 15, 1996



         ------------------------
         Wayne B. Lyon                         Director                                          February , 1996


         s/Gary D. Rose
         ------------------------
         Gary D. Rose                          Director                                          February 15, 1996


         s/Louis W. Smith
         ------------------------
         Louis W. Smith                        Director                                          February 15, 1996


         s/John H. Weitnauer, Jr.
         ------------------------
         John H. Weitnauer, Jr.                Director                                          February 15, 1996

         s/Stephen A. Lightstone
         ------------------------
         Stephen A. Lightstone                 Senior Vice President-Finance/                    February 15, 1996
                                               Treasurer and Chief Financial
                                               Officer (Principal Financial
                                               Officer and Principal
                                               Accounting Officer


                           ANNUAL REPORT ON FORM 10-K




                       ITEM 14(a) (1) and (2), (c) and (d)



         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                          FINANCIAL STATEMENT SCHEDULES


                                    EXHIBITS



                          YEAR ENDED NOVEMBER 25, 1995


                     PAYLESS CASHWAYS, INC., and subsidiary


                              KANSAS CITY, MISSOURI

                     PAYLESS CASHWAYS, INC., and subsidiary

                        FORM 10-K--ITEM 14(a) (1) and (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


         The following consolidated financial statements of Payless Cashways, Inc., and subsidiary included in Payless' Annual Report to the Shareholders for the year ended November 25, 1995, are incorporated by reference in Item 8:

     Consolidated Balance Sheets--November 25, 1995, and November 26, 1994.

     Consolidated Statements of Operations--fiscal years ended November 25, 1995, November 26, 1994, and November 27, 1993.

     Consolidated   Statements  of  Shareholders'   Equity--fiscal  years  ended
     November 25, 1995, November 26, 1994, and November 27, 1993.

     Consolidated Statements of Cash Flows--fiscal years ended November 25, 1995, November 26, 1994, and November 27, 1993.

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

                       [KPMG Peat Marwick LLP Letterhead]








                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Payless Cashways, Inc.:


Under date of January 9, 1996, we reported on the consolidated balance sheets of Payless Cashways, Inc. and subsidiary as of November 25, 1995 and November 26, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended November 25, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




s/KPMG Peat Marwick LLP



Kansas City, Missouri
January 9, 1996

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                     PAYLESS CASHWAYS, INC., and subsidiary
                                 (In thousands)


-----------------------------------------------------------------------------------------------------------------------------------
               COL. A                         COL. B                COL. C                COL. D                  COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                            Balance at            Charged to                                    Balance at
                                            beginning              cost and                                       end of
             Description                    of period              expenses             Deductions                period
-----------------------------------------------------------------------------------------------------------------------------------




YEAR ENDED NOVEMBER 25, 1995:
     Reserve for Inventory Shrink
     and Obsolescence.................      $  16,661             $  33,108             $  29,415               $  20,354


YEAR ENDED NOVEMBER 26, 1994:
     Reserve for Inventory Shrink
     and Obsolescence.................      $  18,252             $  21,920             $  23,511               $  16,661


YEAR ENDED NOVEMBER 27, 1993:
     Reserve for Inventory Shrink
     and Obsolescence.................      $  12,848             $  23,948             $  18,544               $  18,252
