Form 10-Q
period 1996-02-24
PAYLESS CASHWAYS INC
filed 1996-04-09
CIK 76744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


(Mark One)
  / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended February 24, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of March 29, 1996:

     Voting                       --       37,669,436    shares
     Class A Non-Voting           --        2,250,000    shares

PAYLESS CASHWAYS, INC. AND SUBSIDIARY


                         PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (1)
(In thousands, except per share amounts)


                                                                                       Thirteen Weeks Ended
                                                                          February 24,                     February 25,
                                                                              1996                             1995
                                                                       -----------------                  ----------------

Income
     Net sales                                                         $        526,767                   $        556,218
     Other income                                                                 1,597                              1,344
                                                                       -----------------                  ----------------
                                                                                528,364                            557,562

Costs and Expenses
     Cost of merchandise sold                                                   372,916                            389,065
     Selling, general and administrative                                        141,405                            142,669
     Provision for depreciation and amortization                                 13,184                             14,689
     Interest expense                                                            15,352                             15,273
                                                                       -----------------                  ----------------
                                                                                542,857                            561,696
                                                                       -----------------                  ----------------

                             LOSS BEFORE INCOME TAXES                           (14,493)                            (4,134)

Federal and state income taxes                                                   (6,870)                            (1,770)
                                                                       -----------------                  -----------------

Loss before equity in loss of joint venture                                      (7,623)                            (2,364)

Equity in loss of joint venture                                                      --                             (1,500)
                                                                       -----------------                  -----------------

                                             NET LOSS                  $         (7,623)                  $         (3,864)
                                                                       =================                  =================

Net loss per common share (2)                                          $           (.23)                  $           (.13)
                                                                       =================                  =================

Weighted average common shares outstanding                                       39,916                             39,878
                                                                       =================                  =================

See notes to condensed consolidated financial statements


 CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (1)

                                                                 February 24,              November 25,              February 25,
(In thousands)                                                       1996                      1995                      1995
                                                                -------------             --------------             -------------

ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                $     23,165              $         960              $     19,209
       Merchandise inventories (3)                                   388,584                    392,604                   397,935
       Prepaid expenses and other current assets                      19,896                     29,375                    15,465
       Deferred income taxes                                          19,083                     19,740                     9,927
                                                                -------------             --------------             -------------
                                        TOTAL CURRENT ASSETS         450,728                    442,679                   442,536

     OTHER ASSETS
       Real estate held for sale                                       9,224                      6,082                     5,496
       Cost in excess of net assets acquired, less
         accumulated amortization of $97,856,
         $95,372 and $85,610, respectively                           322,686                    323,819                   435,057
       Deferred financing costs                                       11,014                     11,421                    12,533
       Other                                                          15,054                     14,925                    20,978

     LAND, BUILDINGS AND EQUIPMENT                                   797,795                    826,455                   824,635
       Allowance for depreciation and amortization                  (261,665)                  (280,945)
                                                                -------------             --------------                 (246,522)
         TOTAL LAND, BUILDINGS AND EQUIPMENT                         536,130                    545,510                   578,113
                                                                -------------             --------------             -------------

                                                                $  1,344,836              $   1,344,436              $  1,494,713
                                                                =============             ==============             =============

See notes to condensed consolidated financial statements


CONDENSED CONSOLIDATED BALANCE SHEETS - Continued (Unaudited) (1)


                                                                 February 24,             November 25,               February 25,
(In thousands)                                                       1996                      1995                      1995
                                                                -------------             --------------             -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt                        $     14,798              $      31,472              $     50,732
       Trade accounts payable                                        179,622                    159,844                   142,250
       Other current liabilities                                     147,090                    146,278                   117,466
       Income taxes payable                                            5,304                      6,685                     8,929
                                                                -------------             --------------             -------------
                                   TOTAL CURRENT LIABILITIES         346,814                    344,279                   319,377

     LONG-TERM DEBT, less portion
       classified as current liability (4)                           614,222                    608,627                   650,002

     NON-CURRENT LIABILITIES
       Deferred income taxes                                          59,631                     59,994                    71,566
       Other                                                          23,507                     23,373                    23,204

     SHAREHOLDERS' EQUITY
       Preferred Stock, $1.00 par value, 25,000,000 shares
          authorized; issued:
           Cumulative Preferred Stock, 406,000 shares,
             $74.0 million aggregate liquidation preference           40,600                     40,600                    40,600
       Common Stock, $.01 par value:
           Voting, 150,000,000 shares authorized,
             37,668,206, 37,663,922, and 37,662,022
             shares issued, respectively                                 376                        376                       377
           Non-Voting Class A, 5,000,000 shares
             authorized, 2,250,000 shares issued                          23                         23                        23
       Additional paid-in capital                                    487,206                    487,083                   486,703
       Foreign currency translation adjustment                            --                         --                    (1,905)
       Accumulated deficit                                          (227,543)                  (219,919)                  (95,234)
                                                                -------------             --------------             -------------
                                  TOTAL SHAREHOLDERS' EQUITY         300,662                    308,163                   430,564
                                                                -------------             --------------             -------------

                                                                $  1,344,836              $   1,344,436              $  1,494,713
                                                                =============             ==============             =============

See notes to condensed consolidated financial statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (1)

(In thousands)
                                                                                       Thirteen Weeks Ended
                                                                       ----------------------------------------------------
                                                                          February 24,                       February 25,
                                                                              1996                               1995
                                                                       -----------------                  -----------------

Cash Flows from Operating Activities

     Net loss                                                          $         (7,623)                  $         (3,864)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                                           13,184                             14,689
         Non-cash interest                                                          600                                550
         Equity in loss of joint venture                                             --                              1,500
         Deferred income taxes                                                      294                               (941)
         Other                                                                      394                                332
         Changes in assets and liabilities                                       20,975                              2,657
                                                                       -----------------                  -----------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                   27,824                             14,923

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                                  (4,375)                           (19,278)
     Proceeds from sale of land, buildings and equipment                         11,893                                 22
     Acquisition of business, excluding working capital
       Land, buildings and equipment                                               (193)                                --
       Purchase price in excess of net assets acquired                           (1,351)                                --
     Investment in joint venture                                                     --                             (2,941)
     Increase in other assets                                                      (129)                              (891)
                                                                       -----------------                  -----------------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          5,845                            (23,088)

Cash Flows from Financing Activities

     Retirements of long-term debt (4)                                          (20,079)                            (3,666)
     Proceeds from long-term debt                                                 9,000                             30,000
     Sale of Common Stock under stock option plan                                    10                                 --
     Other                                                                         (395)                            (1,640)
                                                                       -----------------                  -----------------

     NET CASH USED IN FINANCING ACTIVITIES                                      (11,464)                            24,694
                                                                       -----------------                  -----------------

     Net increase in cash and cash equivalents                                   22,205                             16,529
     Cash and cash equivalents, beginning of period                                 960                              2,680
                                                                       -----------------                  -----------------
     Cash and cash equivalents, end of period                          $         23,165                   $         19,209
                                                                       =================                  =================

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended February 24, 1996 and February 25, 1995.


(1) The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited consolidated financial statements incorporated by reference in the Company's Form 10-K for the year ended November 25, 1995, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The November 25, 1995, condensed consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(2) Net loss per common share has been computed based on the weighted average number of common shares outstanding during the period plus common stock equivalents, when dilutive, consisting of certain stock options and warrants. For purposes of this computation, net loss was adjusted for dividend requirements on preferred stock.

(3) Approximately 83% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $29.0 million, $27.5 million and $24.5 million higher than reported at February 24, 1996, November 25, 1995 and February 25, 1995, respectively.

(4)    Long-term debt consisted of the following:


                                                                 February 24,               November 25,           February 25,
       (In thousands)                                                1996                      1995                      1995
                                                                -------------             --------------           ---------------

       Amended Credit Agreement                                 $    335,000              $     326,000              $    375,000
       Mortgage loan payable to insurance company                    118,934                    138,987                   150,551
       Senior subordinated notes - 9-1/8%                            173,655                    173,655                   173,655
       Other senior debt                                               1,431                      1,457                     1,528
                                                                -------------             --------------             -------------
                                                                     629,020                    640,099                   700,734
       Less portion classified as current liability                  (14,798)                   (31,472)
                                                                -------------             --------------                  (50,732)
                                                                $    614,222              $     608,627              $    650,002
                                                                =============             ==============             =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS


INCOME

Net sales for the quarter ended February 24, 1996 decreased 5.3% from the same period of 1995 in total and 6.8% on a comparable-store sales basis. (Comparable stores are those open one full year.) Sales for the first quarter of 1996 were negatively impacted by severe weather in many of the Company's markets and the factors that adversely affected fiscal 1995: deflated lumber costs, a slower housing environment, softness in consumer spending, competitive pressures and, in a number of markets, an excess of retail space devoted to the sale of building materials. Six stores were closed during the first quarter of 1996 in connection with the restructuring plan announced in the fourth quarter of 1995. Those six stores accounted for $4.9 million and $13.1 million of sales in the first quarters of 1996 and 1995, respectively. During the first quarter of 1995, the Company opened one new store and sold two stores.


COSTS AND EXPENSES

Cost of merchandise sold as a percent of sales was 70.8% and 70.0% for the first quarter of 1996 and 1995, respectively. The increase was primarily due to the Company's pricing initiatives.

Selling, general and administrative expenses were 26.8% and 25.6% of sales for the first quarter of 1996 and 1995, respectively. The increase as a percent of sales was due primarily to lower sales in 1996.

The provision for depreciation and amortization decreased from the first quarter of 1995 due primarily to goodwill written-off and assets removed from service in connection with the 1995 restructuring plan.

Interest expense for the first quarter of 1996 was essentially unchanged compared to the same period of 1995. While borrowing levels were lower in 1996, this was offset by higher rates under the Amended Credit Agreement.

The income tax benefit for the first quarter of 1996 was $6.9 million compared to $1.8 million for the first quarter of 1995. The effective tax rates for both periods were different from the 35% statutory rate primarily due to the effect of goodwill amortization, which is non-deductible for income tax purposes. Such tax benefits reflect management's estimates of the annual effective tax rates at the end of each quarter.


NET LOSS

Net loss for the quarter ended February 24, 1996 was $7.6 million compared to $3.9 million for the same period of 1995. The decrease in net loss was primarily the result of decreased comparable store sales. Net loss for the first quarter of 1995 also reflects a $1.5 million loss attributable to the Company's former joint venture in Mexico discussed further below.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is from operations. Cash provided by operating activities was $27.8 million for the first quarter of 1996 compared to $14.9 million for the same period of 1995. The primary reason for the increase in cash from operating activities was an increase in trade accounts payable. During the first quarter of 1996, the Company used cash of approximately $3.7 million in operating activities related to the execution of the 1995 restructuring plan announced in the fourth quarter of 1995. Due to seasonally lower sales in the winter months, cash flow in the first quarter represents a small amount of annual operating cash flow.

Borrowings are available under the Amended Credit Agreement to supplement cash generated by operations. At February 24, 1996, $74.5 million was available for borrowing under the Amended Credit Agreement. At February 24, 1996, working capital was $103.9 million compared to $98.4 million and $123.2 million at November 25, 1995 and February 25, 1995, respectively. The current ratios at February 24, 1996, November 25, 1995, and February 25, 1995 were 1.30 to 1, 1.29 to 1, and 1.39 to 1, respectively.

The Company's primary investing activities are capital expenditures for strategic initiatives, renovation of existing stores, and additional equipment. The Amended Credit Agreement governs the amount of capital expenditures which can be made. The Company spent approximately $5.9 million and $19.3 million during the first quarter of 1996 and 1995, respectively, for strategic initiatives including the acquisition of a door and trim manufacturer during January 1996, renovation of existing stores, additional equipment and, in fiscal 1995, new stores. The Company intends to finance the remaining fiscal 1996 capital expenditures of approximately $49 million, consisting primarily of strategic initiatives, renovation of existing stores and additional equipment, with funds generated from operations. For fiscal 1996, the Company has shifted its emphasis from new store openings to an initiative that further addresses the needs of the professional and do-it-yourself customers. Several stores have been reoriented to concentrate on the professional customer and merchandise assortment is being added to many stores to address do-it-yourself customer demand for more choices of price, quality and style. During the first quarter of 1996, the Company sold a distribution center in connection with the 1995 restructuring plan, providing approximately $11.9 million of cash proceeds.

During the first quarter of fiscal 1995, the Company had also invested $2.9 million in its joint venture, Total Home de Mexico, S.A. de C.V. Significant changes in the Mexican economy caused the Company to reassess its position and sell its Mexican investment to an affiliate of its former joint venture partner in October 1995.

The Company's most significant financing activity is and will continue to be the retirement of indebtedness. In connection with the sale of the distribution center, discussed above, and in anticipation of selling real estate related to recently closed stores, the Company repaid approximately $16.5 million of related indebtedness during the first quarter of 1996. Although the Company's consolidated indebtedness is and will continue to be substantial, management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations during the past 12 months and the expected results of operations in the future, cash flow from operations and borrowing availability under the Amended Credit Agreement should provide sufficient liquidity to meet all cash requirements for the next 12 months without additional borrowings.

The Amended Credit Agreement and certain lease agreements contain covenants relating to, among other things, the maximum debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) ratios and minimum interest coverage ratios. Compliance with these covenants is determined on a "rolling four-quarter" basis. In order to achieve compliance with these covenants during 1996, the Company's operating results must substantially meet management's expectations for the remainder of 1996. Management currently expects that it will achieve compliance with these covenants throughout 1996; however, factors beyond management's control, including economic conditions, lumber prices, competitive conditions and weather, could cause non-compliance. If compliance with these covenants is not achieved, the Company may be required to renegotiate its existing covenants with lenders or to refinance borrowings. During the past several years the Company has been able to negotiate operating flexibility with its lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured.

Forward-looking statements in this Quarterly Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; housing activity, including existing home turnover and new home construction; lumber prices; product mix; sale of certain real estate; growth of certain market segments; competitive pressure on sales and pricing, and an excess of retail space devoted to the sale of building materials. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

REVIEW BY INDEPENDENT AUDITORS

The condensed consolidated financial statements of Payless Cashways, Inc. and its subsidiary for the thirteen week periods ended February 24, 1996 and February 25, 1995, have been reviewed by KPMG Peat Marwick LLP, independent auditors. Their report is included in this filing.



                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

         A group of terminated employees and others have filed a lawsuit against the Company and other named defendants in the United States District Court for the Southern District of Iowa. (See the full description of the lawsuit in Item 3-Legal Proceedings contained in the Company's Form 10-K for the year ended November 25, 1995.) The lawsuit was brought in connection with a reduction in force pursuant to a January 1994 restructuring. The suit has asserted a variety of claims including federal and state securities fraud claims, alleged violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act, federal and state claims of age discrimination, alleged violations of the Employment Retirement Income Security Act of 1974, and various state law claims including, but not limited to, fraudulent misrepresentation allegations. The Company filed a motion to dismiss the majority of the claims; and Rulings and an Order have been issued with respect thereto, substantially narrowing plaintiff's legal claims by dismissing some age discrimination counts, all federal securities fraud and RICO counts except one each, and all state law counts related to an alleged partnership. An Answer to the Complaint has been filed and discovery is proceeding.

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

                15.1 Letter re unaudited financial information - KPMG Peat Marwick LLP.

                27.1     Financial data schedule.

         b.     Reports on Form 8-K.

                No reports on Form 8-K were filed by Payless during the quarter ended February 24, 1996.

PAYLESS CASHWAYS, INC. AND SUBSIDIARY


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PAYLESS CASHWAYS, INC.
                                  (Registrant)


Date:  April 8, 1996         By   s/Stephen A. Lightstone
                                  ---------------------------------------------

                                  Stephen A. Lightstone, Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)