Form 10-Q
period 1996-05-25
PAYLESS CASHWAYS INC
filed 1996-07-09
CIK 76744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


(Mark One)
  / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended May 25, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of June 28, 1996:

                  Voting                       --       37,699,436    shares
                  Non-Voting Class A           --        2,250,000    shares

PAYLESS CASHWAYS, INC.


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (1)



                                                         Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                                    --------------------------------      --------------------------------
                                                         May 25,          May 27,             May 25,            May 27,
(In thousands, except per share amounts)                  1996             1995                1996               1995
                                                    -------------      -------------      --------------     -------------
Income
     Net sales                                      $    682,252       $    711,679       $   1,209,019      $  1,267,897
     Other income                                          1,521              1,517               3,118             2,861
                                                    -------------      -------------      --------------     -------------
                                                         683,773            713,196           1,212,137         1,270,758

Costs and expenses
     Cost of merchandise sold                            491,500            513,418             864,416           902,483
     Selling, general and administrative                 152,929            158,984             294,334           301,653
     Provision for depreciation and amortization          13,586             15,083              26,770            29,772
     Interest expense                                     14,606             15,573              29,958            30,846
                                                    -------------      -------------      --------------     -------------
                                                         672,621            703,058           1,215,478         1,264,754
                                                    -------------      -------------      --------------     -------------

               INCOME (LOSS) BEFORE INCOME TAXES          11,152             10,138              (3,341)            6,004

Federal and state income taxes                             5,286              4,550              (1,584)            2,780
                                                    -------------      -------------      --------------     -------------


Income (loss) before equity in loss of joint
     venture                                               5,866              5,588              (1,757)            3,224

Equity in loss of joint venture                              --                (975)                 --            (2,475)
                                                    -------------      -------------      --------------     -------------

                               NET INCOME (LOSS)    $      5,866       $      4,613       $      (1,757)     $        749
                                                    =============      =============      ==============     =============

Net income (loss) attributable to common stock      $      4,385       $      3,245       $      (4,689)     $     (1,960)
                                                    =============      =============      ==============     =============


Net income (loss) per common share (2)              $        .11       $        .08       $       (.12)      $       (.05)
                                                    =============      =============      ==============     =============

Weighted average common and dilutive
     common equivalent shares
     outstanding                                          40,063             40,092              39,933            39,896
                                                    =============      =============      ==============     =============



See notes to condensed consolidated financial statements

 CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (1)


                                                                    May 25,            November 25,              May 27,
(In thousands)                                                       1996                   1995                  1995
                                                                -------------          --------------        ------------
ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                $      8,001           $         960         $     2,705
       Merchandise inventories (3)                                   425,999                 392,604             437,305
       Prepaid expenses and other current assets                      26,659                  29,375              20,366
       Deferred income taxes                                          18,337                  19,740              15,886
                                                                -------------          --------------        ------------
                                        TOTAL CURRENT ASSETS         478,996                 442,679             476,262

     OTHER ASSETS
       Real estate held for sale                                       8,591                   6,082               5,458
       Cost in excess of net assets acquired, less
         accumulated amortization of $100,343
         $95,372 and $88,863, respectively                           320,208                 323,819             431,803
       Deferred financing costs                                       10,493                  11,421              11,996
       Other                                                          15,982                  14,925              23,697

     LAND, BUILDINGS AND EQUIPMENT                                   812,483                 826,455             847,182
       Allowance for depreciation and amortization                  (273,202)               (280,945)           (256,824)
                                                                -------------          --------------        ------------

         TOTAL LAND, BUILDINGS AND EQUIPMENT                         539,281                 545,510             590,358
                                                                -------------          --------------        ------------

                                                                $  1,373,551           $   1,344,436         $ 1,539,574
                                                                =============          ==============        ============


See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued (Unaudited) (1)


                                                                    May 25,            November 25,             May 27,
(In thousands)                                                       1996                  1995                  1995
                                                                -------------         -------------         -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt                        $     15,449          $     31,472          $     49,173
       Trade accounts payable                                        205,186               159,844               180,638
       Other current liabilities                                     144,378               146,278               122,269
       Income taxes payable                                            9,621                 6,685                17,141
                                                                -------------         -------------         -------------
                                   TOTAL CURRENT LIABILITIES         374,634               344,279               369,221

     LONG-TERM DEBT, less portion
       classified as current liability (4)                           609,060               608,627               645,789

     NON-CURRENT LIABILITIES
       Deferred income taxes                                          59,385                59,994                66,137
       Other                                                          23,521                23,373                23,290

     SHAREHOLDERS' EQUITY
       Preferred Stock, $1.00 par value, 25,000,000
         shares authorized; issued:
           Cumulative Preferred Stock, 406,000 shares,
             $75.5 million aggregate liquidation preference           40,600                40,600                40,600
       Common Stock, $.01 par value:
           Voting, 150,000,000 shares authorized,
             37,699,436, 37,663,922, and 37,661,922
             shares issued, respectively                                 376                   376                   377
           Non-Voting Class A, 5,000,000 shares
             authorized, 2,250,000 shares issued                          23                    23                    23
       Additional paid-in capital                                    487,628               487,083               486,816
       Foreign currency translation adjustment                            --                    --                (2,058)
       Accumulated deficit                                          (221,676)             (219,919)              (90,621)
                                                                -------------         -------------         -------------
                                  TOTAL SHAREHOLDERS' EQUITY         306,951               308,163               435,137
                                                                -------------         -------------         -------------

                                                                $  1,373,551          $  1,344,436          $  1,539,574
                                                                =============         =============         =============


See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (1)


                                                                                         Twenty-Six Weeks Ended
                                                                             ----------------------------------------------
                                                                                   May 25,                      May 27,
(In thousands)                                                                      1996                         1995
                                                                             ------------------           -----------------
Cash Flows from Operating Activities

     Net income (loss)                                                       $          (1,757)           $            749
     Adjustments  to  reconcile  net  income  (loss)  to net  cash provided  by operating activities:
         Depreciation and amortization                                                  26,770                      29,772
         Non-cash interest                                                               1,200                       1,150
         Equity in loss of joint venture                                                    --                       2,475
         Deferred income taxes                                                             794                     (12,329)
         Other                                                                           1,001                         569
         Changes in assets and liabilities                                               3,966                       9,789
                                                                             ------------------           -----------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                          31,974                      32,175

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                                        (18,118)                    (43,366)
     Proceeds from sale of land, buildings and equipment                                11,968                          80
     Acquisition of business, excluding working capital
       Land, buildings and equipment                                                      (193)                         --
       Purchase price in excess of net assets acquired                                  (1,360)                         --
     Investment in joint venture                                                            --                      (6,207)
     Increase in other assets                                                           (1,057)                     (1,472)
                                                                             ------------------           -----------------

     NET CASH USED IN INVESTING ACTIVITIES                                              (8,760)                    (50,965)

Cash Flows from Financing Activities

     Retirements of long-term debt (4)                                                 (23,447)                     (7,438)
     Proceeds from long-term debt                                                        7,857                      28,000
     Sale of Common Stock under stock option plan                                           79                          11
     Other                                                                                (662)                     (1,758)
                                                                             ------------------           -----------------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (16,173)                     18,815
                                                                             ------------------           -----------------

     Net increase in cash and cash equivalents                                           7,041                          25
     Cash and cash equivalents, beginning of period                                        960                       2,680
                                                                             ------------------           -----------------
     Cash and cash equivalents, end of period                                $           8,001            $          2,705
                                                                             ==================           =================

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Twenty-six weeks ended May 25, 1996 and May 27, 1995.


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

(2) Net income (loss) per common share has been computed based on the weighted average number of common shares outstanding during the period plus common stock equivalents, when dilutive, consisting of certain stock options and warrants. For purposes of this computation, net income (loss) was adjusted for dividend requirements on preferred stock.

(3) Approximately 83% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $30.2 million, $27.5 million and $26.1 million higher than reported at May 25, 1996, November 25, 1995 and May 27, 1995, respectively.

(4)    Long-term debt consisted of the following:


                                                                    May 25,             November 25,             May 27,
       (In thousands)                                                1996                   1995                  1995
                                                                -------------          -------------          ------------
       Amended Credit Agreement                                 $    333,857           $    326,000           $   373,000
       Mortgage loan payable to insurance company                    115,591                138,987               146,802
       Senior subordinated notes - 9-1/8%                            173,655                173,655               173,655
       Other senior debt                                               1,406                  1,457                 1,505
                                                                -------------          -------------          ------------
                                                                     624,509                640,099               694,962
       Less portion classified as current liability                  (15,449)               (31,472)              (49,173)
                                                                -------------          -------------          ------------
                                                                $    609,060           $    608,627           $   645,789
                                                                =============          =============          ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS


INCOME

Net sales for the quarter ended May 25, 1996 decreased 4.1% from the same period of 1995 in total and on a comparable-store sales basis. (Comparable stores are those open one full year.) Net sales for the first half of 1996 decreased 4.6% from the same period of 1995 in total and 5.3% on a comparable store sales basis. Sales for the second quarter reflect increased sales to professional customers while consumer sales have been adversely affected by competitive pressure. Increases in housing activity and lumber prices supported a sales trend in which each month of the second quarter improved over the preceding month, in spite of adverse weather in many of the Company's markets. Six stores were closed during the first quarter of 1996 in connection with the restructuring plan announced in the fourth quarter of 1995. Those six stores accounted for $4.9 million and $30.7 million of sales in the first half of 1996 and 1995, respectively. During the first half of 1995, the Company opened four new stores and sold two stores.


COSTS AND EXPENSES

Cost of merchandise sold as a percent of sales was 72.0% and 72.2% for the second quarter of 1996 and 1995, respectively. For the first half of 1996 and 1995, cost of merchandise sold as a percent of sales was 71.5% and 71.2%, respectively. The increase for the first half of 1996 was primarily due to the Company's first quarter pricing initiatives.

Selling, general and administrative expenses were 22.4% and 22.3% of sales for the second quarter of 1996 and 1995, respectively. For the first half of 1996 and 1995, selling, general and administrative expenses were 24.3% and 23.8% of sales, respectively. The increase as a percent of sales for both periods of 1996 was due primarily to lower sales. The decrease in dollars for both periods of 1996 was due primarily to savings from the six closed stores.

The provision for depreciation and amortization decreased from the second quarter and first half of 1995 due primarily to goodwill written-off and assets removed from service in connection with the 1995 restructuring plan.

Interest expense for the second quarter and first half of 1996 decreased compared to the same periods of 1995 primarily due to lower borrowing levels in 1996.

The income tax benefit for the first half of 1996 was $1.6 million compared to income tax expense of $2.8 million for the first half of 1995. The effective tax rates for both periods were different from the 35% statutory rate primarily due to the effect of goodwill amortization, which is non-deductible for income tax purposes. Such tax expense or benefit reflects management's estimates of the annual effective tax rates at the end of each quarter.


NET INCOME (LOSS)

Net income for the quarter ended May 25, 1996 was $5.9 million compared to $4.6 million for the same period of 1995. For the first half of 1996, net loss was $1.8 million compared to net income of $.7 million for the same period of 1995. Net income for the second quarter and first half of 1995 also reflects a loss of $1.0 million and $2.5 million, respectively, attributable to the Company's former joint venture in Mexico discussed further below.

In early 1996, the Company implemented certain initiatives to improve the operating results of several underperforming stores. The Company will continue to evaluate the results of these initiatives during the next two quarters. Should the Company be unsuccessful in improving the operating results of these stores, they will be considered for closure and, if closed, could result in a substantial charge for employee severance and inventory liquidation that would likely be recorded in the fourth quarter.

The Company expects to adopt Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("FAS 121"), in the fourth quarter of 1996. This Statement requires the Company to record impairments of long-lived assets and associated goodwill when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. As a result of the increasingly competitive environment for building materials retailing, the Company is estimating each of its stores' future operating cash flows, including the expected impact of recent initiatives to improve the cash flows of several underperforming stores. As a part of this process, the Company is also identifying assets that may be considered impaired under FAS 121.

Based upon information currently available, the Company estimates that it will record a pretax charge for asset impairments (FAS 121) and potential store closures in the range of $50 to $75 million ($35 to $55 million after tax) in the fourth quarter of 1996. The most significant portion of such charge is expected to be non-cash.

In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995. As permitted by FAS 123, the Company plans to continue to account for its stock-based plans under APB No. 25, "Accounting for Stock Issued to Employees".

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is from operations. Cash provided by operating activities was $32.0 million for the first half of 1996 compared to $32.2 million for the same period of 1995. During the first half of 1996, the Company used cash of approximately $8.4 million in operating activities related to the execution of the 1995 restructuring plan announced in the fourth quarter of 1995.

Borrowings are available under the Amended Credit Agreement to supplement cash generated by operations. At May 25, 1996, $63.8 million was potentially available for borrowing under the Amended Credit Agreement, although any such borrowing was limited by the Company's financial covenants described below. At May 25, 1996, working capital was $104.4 million compared to $98.4 million and $107.0 million at November 25, 1995 and May 27, 1995, respectively. The current ratios at May 25, 1996, November 25, 1995, and May 27, 1995 were 1.28 to 1, 1.29 to 1, and 1.29 to 1, respectively.

The Company's primary investing activities are capital expenditures for strategic initiatives, renovation of existing stores, and additional equipment. The Amended Credit Agreement governs the amount of capital expenditures which can be made. The Company spent approximately $19.7 million and $43.4 million during the first half of 1996 and 1995, respectively, for strategic initiatives including the acquisition of a door and trim manufacturer during January 1996, renovation of existing stores, additional equipment and, in fiscal 1995, new stores. The Company intends to finance the remaining fiscal 1996 capital expenditures of approximately $35 million, consisting primarily of strategic initiatives, renovation of existing stores and additional equipment, with funds generated from operations. For fiscal 1996, the Company has shifted its emphasis from new store openings to initiatives that further address the needs of the professional and do-it-yourself customers. Several stores have been reoriented to concentrate on the professional customer and merchandise assortment is being added to many stores to address do-it-yourself customer demand for more choices of price, quality and style. During the first quarter of 1996, the Company sold a distribution center in connection with the 1995 restructuring plan, providing approximately $11.9 million of cash proceeds.

During the first half of fiscal 1995, the Company had also invested $6.2 million in its joint venture, Total Home de Mexico, S.A. de C.V. Significant changes in the Mexican economy caused the Company to reassess its position and sell its Mexican investment to an affiliate of its former joint venture partner in October 1995.

The Company's most significant financing activity is and will continue to be the retirement of indebtedness. In connection with the sale of the distribution center, discussed above, and in anticipation of selling real estate related to recently closed stores, the Company repaid approximately $16.5 million of related indebtedness during the first quarter of 1996. Although the Company's consolidated indebtedness is and will continue to be substantial, management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations during the past 12 months and the expected results of operations in the future, cash flow from operations and borrowing availability under the Amended Credit Agreement should provide sufficient liquidity to meet all cash requirements for the next 12 months without additional borrowings, subject to the possible adverse impact of loan covenants described below.

The Amended Credit Agreement and certain lease agreements contain covenants relating to, among other things, the maximum debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) ratios and minimum interest coverage ratios. Compliance with these covenants is determined on a "rolling four-quarter" basis. In order to achieve compliance with these covenants during 1996, the Company's operating results must substantially meet management's expectations for the remainder of 1996. Management is unable to predict if it will achieve compliance with these covenants because of factors beyond its control, including economic conditions, lumber prices, competitive pressure on sales and pricing, and weather, which could cause non-compliance. Management is currently in discussions with its bank lenders for the purpose of revising the terms of the credit agreement, including the financial covenants. During the past several years the Company has been able to negotiate operating flexibility with its lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. If the Company fails to achieve compliance with these covenants or, in the absence of such compliance, if the Company fails to amend such financial covenants on terms favorable to the Company, the Company may be in default under such covenants. If such a default occurred, it would permit acceleration of its debt under the Amended Credit Agreement which, in turn, would permit acceleration of substantially all of the Company's other long-term debt.

Forward-looking statements included in this subsection of this Quarterly Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; housing activity, including existing home turnover and new home construction; product mix; sale of certain real estate; growth of certain market segments; and an excess of retail space devoted to the sale of building materials. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

REVIEW BY INDEPENDENT AUDITORS

The condensed consolidated financial statements of Payless Cashways, Inc. for the thirteen week and twenty-six week periods ended May 25, 1996 and May 27, 1995, have been reviewed by KPMG Peat Marwick LLP, independent auditors. Their report is included in this filing.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         A group of terminated employees and others have filed a lawsuit against the Company and other named defendants in the United States District Court for the Southern District of Iowa. (See the full description of the lawsuit in Item 3-Legal Proceedings contained in the Company's Form 10-K for the year ended November 25, 1995.) The lawsuit was brought in connection with a reduction in force pursuant to a January 1994 restructuring. The suit has asserted a variety of claims including federal and state securities fraud claims, alleged violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act, federal and state claims of age discrimination, alleged violations of the Employment Retirement Income Security Act of 1974, and various state law claims including, but not limited to, fraudulent misrepresentation allegations. The Company filed a motion to dismiss the majority of the claims; and Rulings and an Order have been issued with respect thereto, substantially narrowing plaintiff's legal claims by dismissing some age discrimination counts, all federal securities fraud and RICO counts except one each, and all state law counts related to an alleged partnership. An Answer to the Complaint has been filed and discovery is proceeding. The plaintiffs have filed a motion for class certification and are resisting the Company's request for additional time to complete discovery with respect to such certification. No hearing date has been scheduled.

         The Company denies any and all claimed liability and is vigorously defending this litigation, but, given the early state of this litigation, is unable to estimate a potential range of monetary exposure, if any, to the Company or to predict the likely outcome of this matter.


Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders was held April 18, 1996. Shareholders approved the Payless Cashways, Inc. Deferred Compensation Plan for Directors (36,063,525 for; 917,904 against; 207,499 abstain). Shareholders also voted in favor of each of the three nominees for director: David Stanley (36,564,282 for; 624,646 withheld), Wayne B. Lyon (36,542,686 for; 646,242 withheld) and Ralph Strangis (36,419,575 for; 769,353 withheld). Previously elected and continuing to serve their terms are Harold Cohen, Scott G. Fossel, William A. Hall, George Latimer, Gary D. Rose, Louis W. Smith, Susan M. Stanton, and John H. Weitnauer, Jr.


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

                15.1 Letter re unaudited financial information - KPMG Peat Marwick LLP.

                27.1     Financial data schedule.

         b.     Reports on Form 8-K.

                No reports on Form 8-K were filed by Payless during the quarter ended May 25, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PAYLESS CASHWAYS, INC.
                                  (Registrant)


Date:  July 8, 1996        By:    s/Stephen A. Lightstone
                                  ---------------------------------------------

                                  Stephen A. Lightstone, Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)