Form 10-Q
period 1996-08-24
PAYLESS CASHWAYS INC
filed 1996-10-08
CIK 76744

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended August 24, 1996

                                                         or

  /   /   Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the transition period from                 to

          Commission file number 1-8210


                             PAYLESS CASHWAYS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Iowa                                          42-0945849
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


   Two Pershing Square
   2300 Main, P.O. Box 419466
   Kansas City, Missouri                               64141-0466
(Address of Principal Executive Offices)               (Zip Code)

                  (816)  234-6000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of September 27, 1996:

              Voting                --       37,703,228    shares
              Non-Voting Class A    --        2,250,000    shares

PAYLESS CASHWAYS, INC.


                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (1)



                                                         Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                    --------------------------------      --------------------------------
                                                       August 24,       August 26,          August 24,         August 26,
(In thousands, except per share amounts)                  1996             1995                1996               1995
                                                    -------------      -------------      --------------     -------------

Income
     Net sales                                      $    723,793       $    737,237       $   1,932,812      $  2,005,134
     Other income                                          1,481              1,357               4,599             4,218
                                                    -------------      -------------      --------------     -------------
                                                         725,274            738,594           1,937,411         2,009,352

Costs and expenses
     Cost of merchandise sold (6)                        535,956            530,402           1,400,372         1,432,885
     Selling, general and administrative                 157,403            159,272             451,737           460,925
     Special charges (6)                                   8,184                --                8,184               --
     Asset impairment charges (5)                         59,697                --               59,697               --
     Provision for depreciation and amortization          14,007             15,567              40,777            45,339
     Interest expense                                     14,438             15,247              44,396            46,093
     Interest income (7)                                  (4,900)               --               (4,900)              --
                                                    -------------      -------------      --------------     -------------
                                                         784,785            720,488           2,005,163         1,985,242
                                                    -------------      -------------      --------------     -------------

               INCOME (LOSS) BEFORE INCOME TAXES         (59,511)            18,106             (62,852)           24,110

Federal and state income taxes (7)                       (36,633)             8,985             (38,217)           11,765
                                                    -------------      --------------     --------------     -------------

Income (loss) before equity in loss of joint
     venture                                             (22,878)             9,121             (24,635)           12,345

Equity in loss of joint venture                              --                (975)                --             (3,450)
                                                    -------------      -------------      --------------     -------------

                               NET INCOME (LOSS)    $    (22,878)      $      8,146       $     (24,635)     $      8,895
                                                    =============      =============      ==============     =============

Net income (loss) attributable to common stock      $    (24,388)      $      6,751       $     (29,077)     $      4,791
                                                    =============      =============      ==============     =============

Net income (loss) per common share (2)              $       (.61)      $        .17       $        (.73)     $        .12
                                                    =============      =============      ==============     =============

Weighted average common and dilutive
     common equivalent shares
     outstanding                                          39,952             40,116              39,939            39,969
                                                    =============      =============      ==============     =============


See notes to condensed consolidated financial statements


CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (1)


                                                                  August 24,           November 25,            August 26,
(In thousands)                                                       1996                   1995                  1995
                                                                -------------          --------------        ------------
ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                $        166           $         960         $     4,496
       Merchandise inventories (3)                                   399,373                 392,604             406,808
       Prepaid expenses and other current assets                      23,875                  29,375              27,444
       Income taxes receivable                                        15,200                     --                  --
       Deferred income taxes                                          14,505                  19,740              16,265
                                                                -------------          --------------        ------------
                                        TOTAL CURRENT ASSETS         453,119                 442,679             455,013

     OTHER ASSETS
       Real estate held for sale (5)                                  14,642                   6,082               5,458
       Cost in excess of net assets acquired, less
         accumulated amortization of $102,829
         $95,372 and $92,118, respectively (5)                       295,315                 323,819             428,548
       Deferred financing costs                                       10,002                  11,421              11,405
       Other                                                          15,325                  14,925              23,785

     LAND, BUILDINGS AND EQUIPMENT                                   788,642                 826,455             847,952
       Allowance for depreciation and amortization                  (277,948)               (280,945)           (261,041)
                                                                -------------          --------------        ------------

         TOTAL LAND, BUILDINGS AND EQUIPMENT                         510,694                 545,510             586,911
                                                                -------------          --------------        ------------

                                                                $  1,299,097           $   1,344,436         $ 1,511,120
                                                                =============          ==============        ============

See notes to condensed consolidated financial statements


CONDENSED CONSOLIDATED BALANCE SHEETS - Continued (Unaudited) (1)


                                                                  August 24,           November 25,           August 26,
(In thousands)                                                       1996                  1995                  1995
                                                                -------------         -------------         -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt                        $     16,713          $     31,472          $     18,627
       Trade accounts payable                                        148,748               159,844               160,178
       Other current liabilities (5)                                 172,621               146,278               136,362
       Income taxes payable                                            3,230                 6,685                22,280
                                                                -------------         -------------         -------------
                                   TOTAL CURRENT LIABILITIES         341,312               344,279               337,447

     LONG-TERM DEBT, less portion
       classified as current liability (4)                           611,332               608,627               641,458

     NON-CURRENT LIABILITIES
       Deferred income taxes                                          38,370                59,994                65,810
       Other                                                          23,891                23,373                23,461

     SHAREHOLDERS' EQUITY
       Preferred Stock, $1.00 par value, 25,000,000
          shares authorized; issued:
           Cumulative Preferred Stock, 406,000 shares,
             $75.5 million aggregate liquidation preference           40,600                40,600                40,600
       Common Stock, $.01 par value:
           Voting, 150,000,000 shares authorized,
             37,705,628, 37,663,922, and 37,663,922
             shares issued, respectively                                 377                   376                   377
           Non-Voting Class A, 5,000,000 shares
             authorized, 2,250,000 shares issued                          23                    23                    23
       Additional paid-in capital                                    487,746               487,083               487,008
       Foreign currency translation adjustment                            --                    --                (2,589)
       Accumulated deficit                                          (244,554)             (219,919)              (82,475)
                                                                -------------         -------------         -------------
                        TOTAL SHAREHOLDERS' EQUITY                   284,192               308,163               442,944
                                                                -------------         -------------         -------------

                                                                $  1,299,097          $  1,344,436          $  1,511,120
                                                                =============         =============         =============

See notes to condensed consolidated financial statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (1)

                                                                                         Thirty-Nine Weeks Ended
                                                                             ----------------------------------------------
                                                                                 August 24,                   August 26,
(In thousands)                                                                      1996                         1995
                                                                             ------------------           -----------------
Cash Flows from Operating Activities

     Net income (loss)                                                       $         (24,635)           $         8,895
     Adjustments  to  reconcile  net  income  (loss)  to net  cash provided  by operating activities:
               Depreciation and amortization                                            40,777                      45,339
               Asset impairment charges (5)                                             59,697                         --
               Deferred income taxes                                                   (17,260)                    (13,035)
         Non-cash interest                                                               1,800                       1,750
         Equity in loss of joint venture                                                   --                        3,450
         Other                                                                           1,578                         887
         Changes in assets and liabilities                                             (32,533)                     33,164
                                                                             ------------------           -----------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                          29,424                      80,450

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                                        (27,552)                    (53,726)
     Proceeds from sale of land, buildings and equipment                                12,649                         394
     Acquisition of business, excluding working capital
       Land, buildings and equipment                                                      (193)                         --
       Purchase price in excess of net assets acquired                                  (1,360)                         --
     Investment in joint venture                                                           --                       (9,254)
     Increase in other assets                                                             (972)                        (19)
                                                                             ------------------           -----------------

     NET CASH USED IN INVESTING ACTIVITIES                                             (17,428)                     62,605)
                                                                             ------------------           -----------------

Cash Flows from Financing Activities

     Retirements of long-term debt (4)                                                 (26,911)                    (14,315)
     Proceeds from long-term debt                                                       14,857                          --
     Sale of Common Stock under stock option plan                                           94                          16
     Other                                                                                (830)                     (1,730)
                                                                             ------------------           -----------------

     NET CASH USED IN FINANCING ACTIVITIES                                             (12,790)                    (16,029)
                                                                             ------------------           -----------------

     Net increase (decrease) in cash and cash equivalents                                 (794)                      1,816
     Cash and cash equivalents, beginning of period                                        960                       2,680
                                                                             ------------------           -----------------
     Cash and cash equivalents, end of period                                $             166            $          4,496
                                                                             ==================           =================

See notes to condensed consolidated financial statements


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirty-nine weeks ended August 24, 1996 and August 26, 1995.


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

(2) Net income (loss) per common share has been computed based on the weighted average number of common shares outstanding during the period plus common stock equivalents, when dilutive, consisting of certain stock options, shares issuable under the Director Deferred Compensation Plan and warrants. For purposes of this computation, net income (loss) was adjusted for dividend requirements on preferred stock.

(3) Approximately 83% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $31.7 million, $27.5 million and $27.9 million higher than reported at August 24, 1996, November 25, 1995 and August 26, 1995, respectively.

(4)    Long-term debt consisted of the following:

                                                                  August 24,            November 25,           August 26,
       (In thousands)                                                1996                   1995                  1995
                                                                -------------          -------------          ------------
       Credit agreement                                         $    340,857           $    326,000           $   342,000
       Mortgage loan payable to insurance company                    112,154                138,987               142,949
       Senior subordinated notes - 9-1/8%                            173,655                173,655               173,655
       Other senior debt                                               1,379                  1,457                 1,481
                                                                -------------          -------------          ------------
                                                                     628,045                640,099               660,085
       Less portion classified as current liability                  (16,713)               (31,472)              (18,627)
                                                                -------------          -------------          ------------
                                                                $    611,332           $    608,627           $   641,458
                                                                =============          =============          ============


       On October 3, 1996, the Company restructured and amended its $408 million credit agreement to include two tranches of term loans in the aggregate amount of $273 million, a revolving credit facility of $135 million and a $60 million working capital facility (the "Swingline Facility") that can only be drawn upon if the revolving credit facility is fully utilized (the "Amended Credit Agreement"). The Swingline Facility must be repaid in full prior to repaying any other part of the Amended Credit Agreement. The term loans require annual principal payments of $3 million beginning on September 15, 1997 with final maturity on November 20, 2000. The Amended Credit Agreement is secured by substantially all merchandise inventory, certain real estate, and substantially all of the equipment and fixtures of the Company. All loans under the Amended Credit Agreement, except the $100 million Tranche B loans, bear interest at fluctuating rates of either the alternate base rate (8-1/4% at August 24, 1996) plus 1.5% per annum or LIBOR (5-3/8% at August 24, 1996) plus 2.5% per annum. The Tranche B loans bear interest at fluctuating rates of either the alternate base rate plus 2.0% or LIBOR plus 3.0%. In addition to scheduled repayments, the Company will also be required to repay the term loans with proceeds of certain asset sales and certain other transactions and with excess cash flow, as defined.

       The Amended Credit Agreement contains a number of covenants, including, but not limited to, minimum cash flow (defined as earnings before interest, taxes, depreciation, amortization, and rent, "EBITDAR"), a maximum debt to

       EBITDAR ratio, and limitations on capital expenditures and capitalized leases. The Company is also prohibited from paying dividends on its common and preferred stock.

(5) The Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," in the third quarter of 1996. Primarily as a result of the increasingly competitive environment for building materials retailing, the Company conducted its review and determined certain assets were impaired. These assets included certain real estate, including future store lease obligations, and associated goodwill which is attributable to those assets and which was established in 1988 as part of the Company's leveraged buyout. An asset impairment charge of $59.7 million ($44.6 million after tax) was recorded after considering current and expected future operating cash flows for certain stores together with the proceeds the Company could expect to receive upon the sale of these assets. As a result of the impairment charge, goodwill was reduced $22.4 million, certain real estate carrying values were reduced $25.7 million and a $11.6 million liability for future store lease payments, net of $6.0 million in amounts the Company estimates to be recoverable, was recorded.

(6) A special charge of $8.2 million ($5.0 million after tax), primarily a cash charge, was recorded in the third quarter of fiscal 1996 in connection with the future closing of nine underperforming stores. The Company also recorded an inventory write-down of $5.8 million ($3.5 million after tax), included in cost of merchandise sold, in connection with the store closings. The special charge includes:



                                                  Amount                     Amount                  Reserve
                                                  Charged                   Utilized                   at
              (In millions)                        1996                  Through 8/24/96             8/24/96
                                               -------------         ---------------------         -----------


              Future store rentals                $   3.7                  $    --                   $   3.7
              Real estate disposal costs              4.5                       --                       4.5
                                                  -------                  -------                   -------
                                                  $   8.2                  $    --                   $   8.2
                                                  =======                  =======                   =======



              Historical financial data for the nine closed stores is as follows for the thirty-nine week periods presented:



              (In thousands)                                1996                       1995
                                                            ----                       ----

              Net sales                                 $  45,487                    $  51,388
              Net operating loss                        $  (3,245)                   $    (857)


(7) On August 20, 1996, the Small Business Job Protection Act of 1996 was signed into law. Certain provisions of this Act clarify the Tax Reform Act of 1986 and make retroactively tax deductible certain costs and expenses previously recorded by the Company without any related tax benefit. In addition, the Company has recently settled with the Internal Revenue Service regarding several tax issues. As a result, the Company has recorded a tax benefit of $23.7 million and related interest income of $4.9 million ($2.9 million after tax) in the third quarter of 1996. This tax benefit includes recoverable income taxes of $10.0 million and non-cash tax benefits of $13.7 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCING ACTIVITIES


On October 3, 1996, the Company amended its $408 million credit agreement to include two tranches of term loans in the aggregate amount of $273 million, a revolving credit facility of $135 million and a $60 million working capital facility (the "Swingline Facility") that can only be drawn upon if the revolving credit facility is fully utilized (the "Amended Credit Agreement"). The Swingline Facility must be repaid in full prior to repaying any other part of the Amended Credit Agreement. All facilities mature in November 2000. As part of the amendment, the availability of funds for capital expenditures has increased (to $64 million in 1997, $81 million in 1998, $100 million in 1999 and $59 million in 2000), additional collateral (including substantially all merchandise inventory) was added, various covenants were modified or eliminated and interest rates were increased. The Amended Credit Agreement is designed to give the Company additional flexibility and liquidity in order to continue the implementation of its strategic plan and provide the banks with additional security.


RESULTS OF OPERATIONS


Income

Net sales for the quarter ended August 24, 1996 decreased 1.8% from the same period of 1995 in total and 0.6% on a comparable-store sales basis. (Comparable stores are those open one full year.) Net sales for the first three quarters of 1996 decreased 3.6% from the same period of 1995 in total and on a comparable store sales basis. Sales for the third quarter reflect competitive pressures in certain markets although there was strong growth in business from professional customers and improving trends in the consumer segment. Positive external conditions, such as housing activity and consumer sentiment, supported a sales trend in which sales for each month of the third quarter improved over the preceding month. Six stores were closed during the first quarter of 1996 in connection with the restructuring plan announced in the fourth quarter of 1995. Those six stores accounted for $4.9 million and $49.5 million of sales in the first three quarters of 1996 and 1995, respectively. During the first three quarters of 1995, the Company opened five new stores and sold two stores. No new stores were opened in the first three quarters of 1996.


Costs and Expenses

Cost of merchandise sold as a percent of sales was 74.1% and 72.0% for the third quarter of 1996 and 1995, respectively. For the first three quarters of 1996 and 1995, cost of merchandise sold as a percent of sales was 72.5% and 71.5%, respectively. An inventory write-down of $5.8 million ($3.5 million after tax), related to the future closing of nine underperforming stores, was 0.8% and 0.3% of sales for the third quarter and first three quarters of 1996, respectively. The remainder of the increase for the third quarter and the first three quarters of 1996 was primarily due to the Company's pricing initiatives.

Selling, general and administrative expenses were 21.7% and 21.6% of sales for the third quarter of 1996 and 1995, respectively. For the first three quarters of 1996 and 1995, selling, general and administrative expenses were 23.3% and 22.9% of sales, respectively. The increase as a percent of sales for both periods of 1996 was due primarily to lower sales. The decrease in dollars for both periods of 1996 was due primarily to savings from the six closed stores.

A special charge of $8.2 million ($5.0 million after tax), primarily a cash charge, was recorded in the third quarter of fiscal 1996 to reflect future store rentals and real estate disposal costs related to the future closing of nine underperforming stores. In addition, the Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This Statement requires the Company to record impairments of long-lived assets and associated goodwill when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. Primarily as a result of the increasingly competitive environment for building materials retailing, the Company recorded an asset impairment charge of $59.7 million ($44.6 million after tax). This charge included the carrying value write-down of $25.7 million for certain real estate which is considered impaired, the write-off of $22.4 million of goodwill, which is attributable to those assets and which was established in 1988 as part of the Company's leveraged buyout, and $11.6 million of future store lease obligations.

The provision for depreciation and amortization decreased from the third quarter and first three quarters of 1995 due primarily to goodwill written-off and assets removed from service in connection with the 1995 restructuring plan.

Interest expense for the third quarter and first three quarters of 1996 decreased compared to the same periods of 1995 primarily due to lower borrowing levels in 1996. The Company also recorded interest income of $4.9 million ($2.9 million after tax) in the third quarter of 1996 related to a tax benefit arising out of recent legislation and a settlement with the Internal Revenue Service.

The income tax benefit for the first three quarters of 1996 was $38.2 million compared to income tax expense of $11.8 million for the first three quarters of 1995. On August 20, 1996, the Small Business Job Protection Act of 1996 was signed into law. Certain provisions of this Act clarify the Tax Reform Act of 1986 and make retroactively tax deductible certain costs and expenses previously recorded by the Company without any related tax benefit. In addition, the Company has recently settled with the Internal Revenue Service ("IRS") regarding several tax issues. As a result, the Company has recorded a tax benefit of $23.7 million and related interest income, discussed earlier. This tax benefit includes recoverable income taxes of $10.0 million and non-cash tax benefits of $13.7 million. The effective tax rates for both periods were different from the 35% statutory rate primarily due to the effect of goodwill amortization and the third quarter write-off of goodwill as part of the asset impairment charge, both of which are non-deductible for income tax purposes, and the tax benefit related to recent legislation and the IRS settlement. Such tax expense or benefit reflects management's estimates of the annual effective tax rates at the end of each quarter.


Net Income (Loss)

Net loss for the quarter ended August 24, 1996 was $22.9 million compared to net income of $8.1 million for the same period of 1995. The net loss for the 1996 quarter reflects the $5.8 million inventory write-down, the $8.2 million special charge, the $59.7 million asset impairment charge, the $23.7 million federal income tax benefit, and related $4.9 million interest income, previously discussed. Without these non-routine items, net income for the third quarter of 1996 would have been $3.6 million. Net income for the third quarter of 1995 reflects a loss of $1.0 million attributable to the Company's former joint venture in Mexico discussed further below.

For the first three quarters of 1996, net loss was $24.6 million compared to net income of $8.9 million for the same period of 1995. The net loss for the 1996 period reflects the inventory write-down, the special charge, the asset impairment charge, the federal income tax benefit, and the related interest income, discussed above. Excluding the non-routine items recorded in the third quarter, net income for the first three quarters of 1996 would have been $1.9 million. Net income for the first three quarters of 1995 reflects a loss of $3.5 million attributable to the Company's former joint venture discussed below.

Comparative Operating Data

(In thousands, except per share amounts)


                                               Thirteen Weeks Ended                              Thirty-Nine Weeks Ended
                                ------------------------------------------------   -------------------------------------------------
                                        August 24, 1996                                     August 24, 1996
                                --------------------------------                   -------------------------------
                                                     Historical                                         Historical
                                     Pro Forma       (Including                        Pro Forma        (Including
                                    (Excluding       non-routine  August 26, 1995     (Excluding       non-routine   August 26, 1995
                                non-routine items)     items)        Historical    non-routine items)    items)        Historical
                                ------------------   -----------  ---------------  ------------------- -----------   ---------------

Net sales and other income          $ 725,274      $   725,274    $  738,594         $1,937,411       $1,937,411       $2,009,352
Income from operations before
  depreciation and amortization        37,762           31,915        48,920           91,149            85,302           115,542
Income (loss) before income taxes       9,317          (59,511)       18,106            5,976           (62,852)           24,110
Federal and state income taxes          5,689          (36,633)        8,985            4,105           (38,217)           11,765
Net income (loss)                       3,628          (22,878)        8,146            1,871           (24,635)            8,895

Net income (loss) per common share  $    .05      $       (.61)   $      .17         $   (.06)        $    (.73)       $      .12

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is from operations. Cash provided by operating activities was $29.4 million for the first three quarters of 1996 compared to $80.5 million for the same period of 1995. However, cash flow before debt service was $12.0 million for the first three quarters of 1996 compared to $17.8 million for the same period of 1995 as investing activities, discussed further below, were scaled back from prior year levels. The decrease in cash from operating activities was primarily caused by decreased operating income, a decrease in trade accounts payable and an increase in merchandise inventories. During the first three quarters of 1996, the Company used cash of approximately $10.1 million in operating activities related to the execution of the 1995 restructuring plan announced in the fourth quarter of 1995.

Borrowings are available under the Amended Credit Agreement to supplement cash generated by operations. At August 24, 1996, $56.7 million was available for borrowing under the Amended Credit Agreement. At August 24, 1996, working capital was $111.8 million compared to $98.4 million and $117.6 million at November 25, 1995 and August 26, 1995, respectively. The current ratios at August 24, 1996, November 25, 1995, and August 26, 1995 were 1.33 to 1, 1.29 to
1, and 1.35 to 1, respectively.

The Company's primary investing activities are capital expenditures for strategic initiatives, renovation of existing stores, and additional equipment. The Amended Credit Agreement governs the amount of capital expenditures which can be made and increases the funds available for capital expenditures compared to the previous bank credit agreement (to $64 million in 1997, $81 million in
1998, $100 million in 1999 and $59 million in 2000). The Company spent approximately $29.1 million and $53.7 million during the first three quarters of 1996 and 1995, respectively, for strategic initiatives including the acquisition of a door and trim manufacturer during January 1996, renovation of existing stores, additional equipment and, in fiscal 1995, new stores. The Company intends to finance the remaining fiscal 1996 capital expenditures of approximately $21 million, consisting primarily of strategic initiatives, renovation of existing stores and additional equipment, with funds generated from operations. For fiscal 1996, the Company has shifted its emphasis from new store openings to initiatives that further address the needs of the professional and do-it-yourself customers. Several stores have been reoriented to concentrate on the professional customer and merchandise assortment is being added to many stores to address do-it-yourself customer demand for more choices of price, quality and style. During the first quarter of 1996, the Company sold a distribution center in connection with the 1995 restructuring plan, providing approximately $11.9 million of cash proceeds.

During the first three quarters of fiscal 1995, the Company had also invested $9.3 million in its joint venture, Total Home de Mexico, S.A. de C.V. Significant changes in the Mexican economy caused the Company to reassess its position and sell its Mexican investment to an affiliate of its former joint venture partner in October 1995.

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

Forward-looking statements included in the subsection entitled "Cost and Expenses" and in this subsection of this Quarterly Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; housing activity, including existing home turnover and new home construction; lumber prices; product mix; sale of certain real estate; growth of certain market segments; competitive pressure on sales and pricing; and an excess of retail space devoted to the sale of building materials. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

REVIEW BY INDEPENDENT AUDITORS

The condensed consolidated financial statements of Payless Cashways, Inc. for the thirteen week and thirty-nine week periods ended August 24, 1996 and August 26, 1995, have been reviewed by KPMG Peat Marwick LLP, independent auditors. Their report is included in this filing.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         A group of terminated employees and others have filed a lawsuit against the Company and other named defendants in the United States District Court for the Southern District of Iowa. (See the full description of the lawsuit in Item 3-Legal Proceedings contained in the Company's Form 10-K for the year ended November 25, 1995.) The lawsuit was brought in connection with a reduction in force pursuant to a January 1994 restructuring. The suit has asserted a variety of claims including federal and state securities fraud claims, alleged violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act, federal and state claims of age discrimination, alleged violations of the Employment Retirement Income Security Act of 1974, and various state law claims including, but not limited to, fraudulent misrepresentation allegations. The Company filed a motion to dismiss the majority of the claims; and Rulings and an Order have been issued with respect thereto, substantially narrowing plaintiff's legal claims by dismissing some age discrimination counts, all federal securities fraud and RICO counts except one each, and all state law counts related to an alleged partnership. An Answer to the Complaint has been filed and discovery is proceeding, including discovery concerning plaintiff's motion for class certification. No hearing date has been scheduled.

         The Company denies any and all claimed liability and is vigorously defending this litigation, but, given the early stage of this litigation, is unable to estimate a potential range of monetary exposure, if any, to the Company or to predict the likely outcome of this matter.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.

                4.0 Long-term debt instruments of Payless in amounts not exceeding ten percent (10%) of the total assets of Payless on a consolidated basis will be furnished to the Commission upon request.

                4.1 Amended and Restated Credit Agreement dated October 3, 1996, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent and Collateral Agent.

                4.2 Amended and Restated Borrower Security Agreement, dated October 3, 1996, made by Payless for the benefit of Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement.

                4.3 Form of Deed of Trust, dated October 3, 1996, given to Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement.

                4.4 Form of Mortgage, dated October 3, 1996, given to Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement.

                10.1* Employment Agreement dated as of August 2, 1996, between Payless and William H. Parker.

                11.1     Computation of per share earnings.

                15.1 Letter re unaudited financial information - KPMG Peat Marwick LLP.

                27.1     Financial data schedule.

       * Represents a management contract or a compensation plan or arrangement.

         b.     Reports on Form 8-K.

                No reports on Form 8-K were filed by Payless during the quarter ended August 24, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PAYLESS CASHWAYS, INC.
                                  (Registrant)


Date:  October 7, 1996        By: s/Stephen A. Lightstone
                                  ---------------------------------------------

                                  Stephen A. Lightstone, Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)