Form 10-K
period 1996-11-30
PAYLESS CASHWAYS INC
filed 1997-02-27
CIK 76744

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
     / X / Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]

                  For the fiscal year ended November 30, 1996
                                                             OR
    /    /   Transition   report   pursuant  to   Section  13 or  15(d)  of  the
             Securities  Exchange  Act of 1934 [No fee required]

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

          Securities registered pursuant to Section 12 (b)of the Act:
                                                       Name of Each Exchange on
    Title of Each Class                                    Which Registered
    -------------------                                ------------------------

Common Stock, $.01 par value                           New York Stock Exchange

9-1/8% Senior Subordinated Notes due April 15, 2003    New York Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of February 7, 1997, was $84,401,479.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of February 7, 1997:

         Voting                     --     37,709,028  shares
         Class A Non-Voting         --      2,250,000  shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended November 30, 1996, are incorporated by reference into Part II. Portions of the Annual Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 1997, are incorporated by reference into Part III.

                                   PART I
                                   ------

Item 1.  BUSINESS.
-------  ---------

GENERAL

         Payless Cashways, Inc. ("Payless" or the "Company") is the fourth largest retailer of building materials and home improvement products in the United States as measured by sales. The Company operates 192 building materials stores in 22 states located in the Midwest, Southwest, Pacific Coast, Rocky Mountain and New England areas under the names of Payless Cashways Building Materials, Furrow Building Materials, Lumberjack Building Materials, Hugh M. Woods Building Materials, Knox Lumber, Somerville Lumber and Contractor Supply. Each store is designed as a one-stop source that provides customers with a complete selection of quality products and services needed to build, improve, and maintain their home, business, farm or ranch properties. The Company's merchandise assortment in each store currently averages approximately 31,000 items in the following categories: lumber and building materials, millwork, tools, hardware, electrical and plumbing products, paint, lighting, home decor, kitchens, decorative plumbing, heating, ventilating and cooling (HVAC), and seasonal items. The Company believes that the combination of a full-line lumberyard, a broad product mix, a high level of in-store customer assistance concerning product usage and installation, an array of services including credit, delivery, estimating and design services as well as competitive prices distinguishes Payless from many competitors.

         The Company's primary customers include professionals and project-oriented do-it-yourselfers. Professionals ("Pros") include remodelers, residential and commercial contractors, and specialty tradespeople as well as enterprises which purchase large quantities of building materials for facility maintenance, such as property management firms, commercial and industrial accounts, and government institutions. Project-oriented do-it-yourselfers ("DIY-ers") are those who engage in more frequent and complex repair or home improvement projects and typically spend in excess of $1,000 annually on home improvement products. Due to its product mix (especially the advantage provided by its full-line lumberyard) and customer service approach, the Company believes that it is well positioned to increase business to the professional customer and serve and defend the do-it-yourself customer. Payless also serves the needs of the moderate and light DIY-er. The Company has adopted a new strategy known as the Dual Path which is discussed at "Strategic Initiatives". As the name suggests, the objective of this strategy is to gain market share with both the Pro and DIY customers in metropolitan markets. This strategy concentrates service to the large-volume professional in a limited number of locations in each market, called Contractor Supply, and includes value-added manufacturing specific to the market. The other stores in each Dual Path market are targeted to the consumer and the neighborhood professional and carry substantially increased merchandise assortments.


INDUSTRY OVERVIEW

         Building materials and home improvement products are sold through two distribution channels -- wholesale supply outlets and retail units. The Company estimates the wholesale supply channel for products sold by the Company represented approximately $142.4 billion in 1996, based on the most recently available unpublished data from the U.S. Department of Commerce for 1996. In the latest study prepared by DRI/McGraw-Hill in November 1996, the retail channel of the industry was estimated to be $135.4 billion in 1996 and is forecast to be $167.6 billion by 2001.

         Retail distribution channels include neighborhood hardware stores, home centers, warehouse stores, specialty stores (such as paint and tile stores) and lumberyards. Although the industry remains highly fragmented, the retail distribution channel has consolidated somewhat in the last ten years, particularly in metropolitan areas. Warehouse, home center and building materials chains have grown while the number of local independent merchants has declined. The top 10 chains accounted for approximately 29% of industry sales in 1995.

         In general terms, customers can be characterized as either wholesale-oriented (professional) or retail-oriented (consumer). Purchases by professionals tend to be larger in volume and require specialized merchandise assortments, competitive market pricing, superior lumber quality, telephone order placement, commercial credit and job-site delivery. The consumer segments, as defined by the Company, include light DIY-ers who spend less than $200 annually on building materials and home improvement products; moderate DIY-ers who make annual purchases of $200 to $1,000; and project-oriented DIY-ers who make annual purchases in excess of $1,000.

BUSINESS STRATEGY

         OBJECTIVES

         The Company's principal objectives are to increase its market share in the Pro and project-oriented DIY segments primarily through its existing stores, to maintain its leadership role in the industry and to continue to improve its balance sheet by reducing its debt. Payless Cashways intends to remain an industry leader by targeting the Pro business as the primary source of growth and by positioning the Company as the preferred alternative to the home improvement warehouse shopping experience. About half of the Company's 1996 revenues were from sales to the Pro customer and the remainder were from sales to the DIY customer.

         As a national chain, the Company believes it enjoys economies of scale, buying power and professional management that the traditional outlets supplying the professional commonly do not have. These advantages, along with the broad product assortment and full service package, make the Company well-suited to supply the Pro's needs.

         The Company believes that demographic and lifestyle factors (such as the aging baby boomers, the increase in home-centered activities and the aging housing stock) will result in a growing demand for its products. Based on the Company's consumer research, there is a segment of DIY-ers, which includes the project-oriented DIY-er, which has a stronger preference for shopping at a Payless-oriented outlet than at a home improvement warehouse store. The Company estimates that this segment represents about a third of the DIY population. To this segment, it is very important for their preferred outlet to have knowledgeable employees, high quality products with name brands, consistent in-stock position, and all the products needed to complete a project. The Company believes it is well positioned to meet the needs of this DIY segment and is rated equal to or better than the competition on most of these attributes, according to the Company's consumer research.


         STRATEGIC INITIATIVES

         The Company undertook an extensive strategic review in 1995. It was comprehensive and included not only extensive consumer research, but also competitive benchmarking and industry analysis. The review affirmed the Company's business strategy, but highlighted areas of opportunity. Key findings from the review showed that, although many consumers prefer the warehouse format, a significant number prefer the distinctly different type of shopping experience offered by Payless Cashways (smaller scale than the warehouse format; finished, well-lighted showrooms; full-line, drive-in lumberyards). The Company's market research regarding the Pro indicates that, while the Company has established significant business with this group, substantial growth opportunity remains.

         As a result of the review, the Company intends to better serve DIY customers by increasing convenience, service, and product assortment with particular emphasis on basic repair and maintenance products. The priority in adding products is to add those items most likely to produce repeat visits. In addition, focus is placed on categories with higher margin rates in order to invest the incremental gross margin in even more competitive pricing. While the Company expects to grow slightly from DIY customer sales, the Company also expects the professional and commercial customer to continue to be the primary source of growth. In order to increase market share with those customers, the Company plans to attract and retain more large-volume accounts whose business is not store-based. Some existing and some new facilities will be dedicated primarily to these high-volume professional and commercial accounts. The Company intends to improve the product assortment, key service capabilities, and cost effectiveness at facilities dedicated to Pro customers.

         This approach is called the "Dual Path" strategy and was implemented in Phoenix in 1996. Of the five facilities the Company operates in the Phoenix market, four were remerchandised to better serve DIY customers with the product offering increased from about 26,000 items to approximately 37,000 items. These stores continue to serve the walk-in, neighborhood professional as well. The fifth facility in Phoenix -- renamed Contractor Supply -- has been dedicated to serve the large-volume professional and commercial customers throughout the Phoenix market. Most of the Phoenix contractor and commercial sales representatives work from this unit which has a business-to-business selling focus.

         A significant aspect of the Dual Path strategy involves adding manufacturing capabilities to better serve the needs of high-volume professional customers. In January 1996 the Company purchased a door and trim company in Phoenix, which specializes in manufacturing a wide range of custom doors, molding and trim products used by carpenters, homebuilders and remodelers. Also, the Company's existing door plant in Dallas has been expanded to serve the builder, remodeler and carpenter needs that the acquired door company serves in Phoenix. The Company believes that these capabilities help position it to be the supplier of choice for the large-volume professional.

         The second market to be converted is Cincinnati. All seven of the Company's stores in that market were remodeled to accommodate an additional 8,000 items. The Contractor Supply component of the Dual Path, including appropriate value-added manufacturing, is anticipated to be operational by mid-1997, completing the Cincinnati Dual Path conversion. Three more markets are slated to be converted in 1997: Louisville, KY; Dallas-Ft. Worth, TX; and Minneapolis-St. Paul, MN. Six markets are planned for conversion in 1998. In total, the Company plans to convert 21 markets to the Dual Path strategy.

         Some components of the Dual Path strategy have been implemented in the Company's retail facilities in other markets. During 1996, approximately 69 stores had significant DIY assortment additions to product offerings. Four stores -- generally not in metropolitan markets -- have been reoriented to the new Contractor Supply format and market position. Given their location, facility size and current customer base, the Company believes that their optimal and most profitable use is as a dedicated professional and commercial supplier. The Company intends to open one new store in 1997 with a format which refines the Company's new store design and represents the Company's continuing efforts to optimize the consumer's shopping experience.


         PROFESSIONAL STRATEGY

         The Company believes it is particularly well-suited to serve the needs of professional customers and offers services not provided by most others in the industry.

         A sales and service staff of approximately 1,600 are dedicated to serving the professional customer. Professional sales representatives have assigned customers for whom they provide service tailored to the customers' business needs. Sales representatives call on professional customers at their places of business and job sites. The sales representatives have detailed information regarding account purchases and the profitability of their accounts. The Company believes that this level of customer service and type of sales management system is effective in increasing purchases and improving profitability from current professional customers as well as building customer loyalty.

         Each store has a separate commercial sales area for the professional customer to use. These offices allow private discussions between customers and their sales representatives, speed the purchase process for the Pro and offer small amenities to these customers such as coffee, ice, and phone access. The Company has 91 drive-through lumberyards which significantly reduce the time required to complete a purchase and meet the Pros' requirement for fast and efficient service.

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

         The Company offers a number of special services which are tailored to meet the needs of various professional and commercial customer segments. Delivery services include on-time job-site delivery and roof top delivery. Credit programs include a 30-day revolving account (Pro Project Card) and a full-service commercial credit program which provides job-based billing and other more sophisticated credit features. Additionally, all stores offer automated blueprint estimating services featuring rapid turnaround. This estimating system utilizes a digitizer which ensures accuracy in the measurement process, and it is fully integrated into the store's point of sale ("POS") system. The Company also supports the Pro with joint marketing programs such as its contractor referral data base.

         The Company has a national accounts program which targets businesses with new construction commercial job sites, often geographically dispersed, and major facilities or multiple locations which utilize large amounts of building materials and improvement products for facility maintenance. The Company continues to develop these accounts which represent multiple individual properties for which it provides repair and maintenance as well as new construction products.

         Property management firms are an important component of the Company's Pro portfolio. They provide non-seasonal repair and maintenance business which balances business from builders, remodelers and commercial accounts.

         The Company's Dual Path strategy includes an emphasis on growing the professional business by concentrating the large-volume professional business in one or two facilities in a market. Contractor Supply facilities are expected to have rail access, large lumberyards, a focus on delivery capacity, and a merchandise assortment that is tailored to the professional customer. These facilities will also serve as the base of operations for most of the contractor and commercial sales representatives in the market. The

Company currently operates one Contractor Supply facility, in Phoenix, as part of the Dual Path strategy. Market-specific value-added manufacturing (such as custom doors and trim, window mulling, trusses, panelized walls) is an important component of the Dual Path strategy and is in place in Phoenix and under development in Cincinnati. Four other stores in small markets were converted to the Contractor Supply format, without the manufacturing component, in early 1996.


         DIY STRATEGY

         The Company's strategy to serve and defend market share with the DIY customer focuses primarily on the segment of DIY-ers with a strong preference for Payless-oriented outlets. Knowledgeable employees, high quality products with brand names, consistent in-stock position, all the products needed to complete a project and competitive pricing are important to the project-oriented DIY customer and have been the foundation upon which the Company has built its business with these customers.

         Project-oriented DIY-ers are similar to the Pro customer with regard to the brands preferred and the importance of stocking high quality lumber. The Company believes that many of the steps it has taken to serve the Pro customer have also had a positive impact on sales to the project-oriented DIY customer.

         Several additional components support the DIY strategy to serve and defend market share in this customer group. These include the following:

         o ASSORTMENT ADDITIONS. The Company undertook major assortment additions in 1996. In the Dual Path markets, 8,000-12,000 items were added in each of the eleven consumer-oriented stores converted to date. As the remaining Dual Path markets are converted, a similar number of items are expected to be added to the consumer-oriented stores in these markets. In 69 of the Company's other stores with showrooms over 30,000 square feet, 5,000-7,000 items were added and, in smaller stores, an average of 3,000 items were added. The Company continues to upgrade its assortment and displays in product categories which represent a significant portion of the purchases by project-oriented DIY-ers. These upgraded categories include paint, hardware, tools, plumbing, electrical, millwork, and home decor.

         o ADVERTISING/MARKETING SUPPORT. In the second half of 1996, the Company reinforced its advertising and marketing efforts to the DIY-er in selected underperforming markets. This included additional tabloid newspaper inserts, newspaper runs-of-press (ROPs), and targeted mailings, by zip code, offering discounts and other incentives. The Company significantly enhanced the media mix by adding broadcast, both radio and television, in some markets.

         o  DELIVERY  ENHANCEMENTS.  An  initiative  undertaken  in 1996 was the improvement of the Company's delivery capacity. This is an element of the service bundle that is key for both project-oriented DIY-ers and professionals. Delivery tracking systems and tow-behind forklifts contributed to the enhancement of this service offering.

         o RECOGNITION OF CUSTOMER SERVICE. The Company has an employee recognition and reward program and incentive compensation plans for all store employees to promote outstanding customer service. Improved customer service is intended to increase the average sales ticket size and the number of repeat purchasers.


MERCHANDISING AND MARKETING

         During 1996, Payless' full-line stores sold a broad range of building material products currently averaging approximately 31,000 items, many of which are nationally advertised brand-name items. Payless categorizes its product offerings into the classes described below:

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

         During the last three fiscal years, the three product classifications accounted for the following percentages of Payless' sales:

                                1996              1995            1994
                                ----              ----            ----
           Lumberyard             50  %             49   %          49  %
           Hardware               35                35              34
           Showroom               15                16              17
                                ----              ----            ----
                                 100  %            100   %         100  %

       As part of the Dual Path strategy, the Contractor Supply centers carry large volumes of lumber, building materials products, related pro-oriented products and market-based value-added manufacturing such as trusses, doors, trim and windows. In Dual Path markets, the majority of stores are remerchandised to increase the product offering to approximately 34,000 to 38,000 items focusing on tools, hardware, paint, electrical and plumbing products.

       Payless addresses its primary target customers through a mix of newspaper, targeted mailings, and broadcast media advertising methods. The primary media vehicle is newspaper advertisements, both freestanding inserts and run-of-press ads. Additionally, the Company participates in or hosts a variety of customer hospitality events, contractor product shows and national trade association shows and conferences. During fiscal 1996, the Company's expenditures (net of vendor allowances) on all forms of advertising totaled approximately $26 million or 1.0% of sales.

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


STORE LOCATIONS

       The Company's 192 building materials stores are located in the following states:

                                 Number of Stores
                                 ----------------

         Arizona...................  8      Minnesota.................  8
         Arkansas..................  1      Missouri.................. 11
         California................ 16      Montana...................  1
         Colorado.................. 18      Nebraska..................  5
         Illinois..................  3      Nevada....................  5
         Indiana................... 16      New Mexico................  3
         Iowa...................... 10      Ohio...................... 12
         Kansas.................... 11      Oklahoma..................  8
         Kentucky..................  5      Oregon....................  2
         Louisiana.................  1      Tennessee.................  3
         Massachusetts.............  5      Texas..................... 40

       Payless owns 164 of its store facilities and 153 of the 192 sites on which such stores are located. The remaining 28 stores and 39 sites are leased. Mortgages or deeds of trust on 167 store parcels secure existing indebtedness.

       Payless has generally located retail stores adjacent to residential areas of major metropolitan cities or adjacent to major arteries in smaller communities which are convenient to the DIY and Pro customer. Operation of multiple stores in a trade area permits more effective supervision of stores and provides certain economies in distribution expenses and advertising costs. Each of Payless' 192 existing stores has an average total selling space of approximately 186,000 square feet consisting of 32,000 square feet of indoor display space and 154,000 square feet of lumberyard. In addition, each store has an average of 51,000 square feet of warehouse space. The average Payless store occupies approximately eight acres of land. The stores built since 1993 average approximately 237,000 square feet of total retail selling space consisting of 57,000 square feet of indoor display space and a 180,000 square foot lumberyard with an attached 17,000 square foot warehouse on ten acres of land.

       As the Company continues its implementation of the Dual Path strategy, some locations will be converted to the Contractor Supply format, as in Phoenix. In other markets, a different site or facility may be acquired for this purpose, as in Cincinnati.

Because these facilities will focus on the large-volume professional customer, the locations are expected to be on rail spurs with several acres available for a large-scale lumberyard.

        An average Payless store currently carries approximately $1.9 million of inventory, and during fiscal 1996 sales at Payless stores averaged approximately $13.1 million per store.

       During fiscal 1996, 14 stores were closed. During fiscal 1995, six stores were opened and two stores were sold. During fiscal 1994, seven stores were opened and one store was closed.


STORE MANAGEMENT AND PERSONNEL

       Payless coordinates the operation of its 192 building materials stores through 95 Group Store Directors and Store Managers, each of whom reports directly or through a Group Store Director to one of six Regional Vice Presidents. Supervision and control over the individual stores are facilitated by means of detailed operating reports. All of Payless' Group Store Directors, Store Managers, and Regional Vice Presidents have been promoted from within Payless or from within the stores Payless has acquired.

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

       The stores utilize a departmental management structure designed to provide a superior level of service to customers. Sales personnel are trained in product knowledge, selling skills and systems and procedures. Formal classroom training sessions are supplemented with product clinics and special assignments. Department sales managers typically have more than five years of experience with the Company.

       Incentive compensation systems reward employees for store performance above goal. In addition to management personnel, all sales and support personnel in the retail stores participate in incentive compensation programs. In fiscal 1996, the Company paid $2.9 million in incentive compensation to its nonmanagement store personnel. Group Store Directors and Store Managers can earn in excess of 35% of base salary in incentive compensation. The Company paid approximately $11.4 million in incentive compensation to its store management personnel for fiscal 1996. The Company believes that its incentive compensation systems are key to employee performance and motivation.


INFORMATION SYSTEMS

       The Company has invested substantial time, effort and dollars ensuring that technology and information are used to the maximum benefit throughout its entire enterprise. In-store-processors based upon current technology standards are integral to management of the stores and support customer services with programs designed to enhance the shopping experience. A satellite-based wide-area-network (WAN) linking each of the various Company facilities provides for daily transmission of transaction detail data including item-level sales from point-of-sale terminals equipped with the latest in scanning technology. This network also serves to provide automatic check authorization and on-line credit card processing. In addition to sales support and data gathering, the Company has built sophisticated merchandising, inventory management, distribution and promotional systems which are utilized at the corporate office to manage the purchasing, movement and marketing of product lines.


DISTRIBUTION AND SUPPLIERS

       The Company operates a total of seven distribution centers and three manufacturing locations. The distribution centers maintain inventories and ship product to stores on a weekly basis. The Sedalia, Missouri distribution center handles small-sized, conveyable, high value items such as hardware, plumbing and electrical supplies, and hand tools. The other six distribution centers handle commodity products and bulky manufactured products such as tubs, paneling and ceiling tile. The manufacturing locations assemble pre-hung doors and customized windows. Value-added manufacturing capacity will either be acquired or developed as a part of the Dual Path strategy.

       In fiscal 1996, 47% of merchandise was channeled through the distribution centers for redistribution to individual stores. This benefits the Company in the areas of product costs, in-stock positions and inventory turnover.

       The Sedalia distribution center now serves 161 stores. The 592,000 square foot facility utilizes computerized receiving, storage and selection technology. Excluding the Sedalia operation, the Company's regional distribution centers average 18 acres with 154,000 square feet of warehouse space, operating with manual storage and selection systems. In addition, the Company uses third-party operations for specialized needs.

       Payless purchases substantially all of its merchandise from approximately 4,000 suppliers, no one of which accounted for more than 5% of the Company's purchases during fiscal 1996.

CREDIT

       The Company offers credit to both its DIY and Pro customers. Purchases under national credit cards and the Company's private-label credit card program as a percentage of sales represented 28.0% in fiscal 1996, 27.5% in fiscal 1995, and 26.2% in fiscal 1994. Purchases under the Company's commercial credit program as a percentage of sales represented 29.9% in fiscal 1996, 26.5% in fiscal 1995, and 25.1% in fiscal 1994. The Company's private-label credit card program and commercial credit program are administered by a large finance and asset management company. Accounts written off (net of recoveries) under the commercial credit program in fiscal 1996 were approximately $4.9 million or 0.6% of net commercial credit sales. The cost of the private label credit card program represents a fixed percentage fee of charge sales. The fees on the commercial credit program consist of administrative fees which are primarily tied to commercial credit sales and fees for accounts written off, which are substantially all absorbed by the Company.

COMPETITION

       The business of Payless is highly competitive. Payless encounters competition from national and regional chains, including those with a warehouse format, and from local independent wholesalers, supply houses and distributors. In recent years, the building materials retailing industry has experienced increased levels of competition as several national chains have expanded their operations. Certain of these competitors are larger in terms of capital and sales volume and have been operating longer than Payless in particular areas. Although Payless' competition varies by geographical area, Payless continues to differentiate itself from the large warehouse competitors by targeting the DIY customers who have a preference for shopping the Payless-format stores and by targeting the professional customer as the primary source of growth. Payless offers a full-line lumberyard, a broad mix of high quality products, high levels of customer service by knowledgeable employees, consistent in-stock position and competitive pricing. As a result of its focus on the professional customer, the Company competes with local independent lumberyards, independent wholesalers, supply houses and distributors who market primarily to commercial and professional users.

EMPLOYEES

       At November 30, 1996, Payless employed approximately 16,700 persons, approximately 32% of whom were part-time, although the number of employees may fluctuate seasonally. Payless believes its employee relations are satisfactory. Payless' employees are primarily nonunion with less than 2% being represented by a union.

       A substantial portion of the administrative, purchasing, advertising and accounting functions are centralized at Payless' headquarters in Kansas City, Missouri.

                             =====================

       Forward-looking statements in the "Business" section of this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; housing activity, including existing home turnover and new home construction; lumber prices; product mix; sales of real estate held for sale; growth of certain market segments; competitive pressure on sales and pricing; and an excess of retail space devoted to the sale of building materials. Additional information concerning those and other factors is contained in the Company's Annual Report, copies of which are available from the Company without charge.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

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



                                                                    Principal Occupation and
Name                      Age                                     Five-Year Employment History
----                      ---                                     ----------------------------


David Stanley.............61              Chairman of the Board and Chief Executive Officer of Payless since August 1986;
First elected a director:                 and currently a director of Piper Jaffray Companies, Inc., Digi International, Inc. and
1969                                      Best Buy Co., Inc. Mr.  Stanley is a member of the  Corporate  Governance  and  Nominating
                                          Committee  and Finance  Committee  of Payless'  Board of  Directors.  Mr.  Stanley  joined
                                          Payless in April 1980.

Susan M. Stanton..........48              President and Chief Operating Officer of Payless since November 1993; Senior
First elected a director:                 Vice President - Merchandising of Payless from October 1989 to November 1993;
1993                                      and  currently  a  director  of Western  Resources,  Inc.  Ms.  Stanton is a member of the
                                          Corporate  Governance  and  Nominating  Committee  of  Payless'  Board of  Directors.  Ms.
                                          Stanton joined Payless in March 1983.

Gerald M. Buchen..........41              Senior  Vice  President  - Store  Operations  of Payless  since  November  1993;  and Vice
                                          President -  Merchandising/Lumberyard  of Payless from August 1988 to November  1993.  Mr.
                                          Buchen joined Payless in August 1974.

E. J. Holland, Jr.........53              Senior Vice President - Human  Resources/Secretary  of Payless since November 1996; Senior
                                          Vice  President - Human  Resources of Payless from June 1992 to November 1996; and Partner of the law firm Spencer Fane Britt & Browne from January 1974 to June 1992.

Robert S. Islinger........41              Senior  Vice  President  -  Marketing  of Payless  since  August  1996;  Vice  President -
                                          Marketing of Payless  from August 1994 to August  1996;  and  Operating  Vice  President -
                                          Marketing of Service Merchandise Co., Inc. from December 1986 to August 1994.

Stephen A. Lightstone.....51              Senior Vice President -  Finance/Treasurer  and Chief  Financial  Officer of Payless since
                                          February 1988.  Mr. Lightstone joined Payless in November 1983.

Richard E. Nawrot.........49              Senior Vice President - Information Systems of Payless since September 1991.

William H. Parker.........49              Senior  Vice   President-Merchandising  of  Payless  since  August  1996;  Corporate  Vice
                                          President and General  Merchandise  Manager - Home Decor of Kmart Corporation from January
                                          1994 to February 1996;  Vice President - Housewares,  Pets and Books of Kmart  Corporation
                                          from April 1993 to December 1993; and President of Reader's  Market - Books and Magazines,
                                          a division of Kmart Corporation, from July 1991 to March 1993.

Richard G. Luse...........49              Vice President - Controller of Payless since February 1988.



Item 2.  PROPERTIES.
-------  -----------

       Payless owns 164 of its store facilities and 153 of the 192 sites on which such stores are located. The remaining 28 facilities and 39 sites are leased. The leases provide for various terms. Mortgages or deeds of trust on 167 store parcels secure existing indebtedness.

       Five of the Company's seven distribution centers are owned and, of the remaining two, one is leased for land only and the facility and land are leased for the other. Mortgages or deeds of trust on five distribution center parcels secure existing indebtedness.

       One of the Company's manufacturing locations is owned, and of the remaining two, one is leased for land only and the facility and land are leased for the other. Mortgages or deeds of trust on one manufacturing parcel secure existing indebtedness.

       Payless leases its corporate office in Kansas City, Missouri, under a lease expiring on November 30, 2002. The administrative offices occupy several floors (approximately 204,000 square feet) of a multi-story building.

       See also "Strategic Initiatives," "Store Locations" and "Distribution and Suppliers" in Item 1, above.


Item 3.  LEGAL PROCEEDINGS.
-------  ------------------

       On January 6, 1995, a group of terminated employees and others ("Former Employees") filed a lawsuit against the Company and other named defendants (the "Company"), entitled The Payless Cashways, Inc. Partners [et al.] v. Payless Cashways, Inc. [et al], in the United States District Court for the Southern District of Iowa. The Former Employees include management employees who were terminated effective January 10, 1994, in connection with a reduction in force pursuant to a restructuring, in which the Company eliminated certain management in the field organization. The complaint asserted a variety of claims including federal and state securities fraud claims, alleged violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), federal and state claims of age discrimination, alleged violations of the Employment Retirement Income Security Act of 1974, and various state law claims including, but not limited to, fraudulent misrepresentation allegations. The complaint also asserted the Former Employees' claims as class representatives and sought to expand the group of party plaintiffs as to the federal age discrimination claims. Various forms of relief, including unspecified monetary damages and an injunctive order, were requested.

       The Company, in response, filed a motion to dismiss as to the majority of the pending claims except the federal and state age discrimination claims, the state law fraudulent misrepresentation claim and several other state law equitable claims. The Former Employees responded, in part, by filing a second amended complaint and providing, in large part, additional supportive factual detail. The Company filed a reply brief in support of the motion to dismiss. A ruling has been entered on the Company's motion to dismiss the majority of pending claims, substantially narrowing the Former Employee's legal claims by dismissing some age discrimination counts, all federal securities counts and RICO counts except one each, and all state law counts related to an alleged partnership. No ruling has been entered on the Former Employee's motion for class certification. Each of the parties has conducted written discovery pursuant to the court's scheduling order and discovery plan.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

       None.

                                    PART II
                                    -------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -----------------------------------------------------------------
         MATTERS.
         --------

         Market and dividend information, included on page 36 of the Annual Report to Shareholders for the fiscal year ended November 30, 1996, are incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

       The Five-Year Financial Summary, included on pages 30 and 31 of the Annual Report to Shareholders for the fiscal year ended November 30, 1996, is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

       Management's Discussion and Analysis of the Financial Condition and Results of Operations, included on pages 6 through 10 of the Annual Report to Shareholders for the fiscal year ended November 30, 1996, is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

       The financial statements and independent auditors' report, included on pages 11 through 29 of the Annual Report to Shareholders for the fiscal year ended November 30, 1996, are incorporated herein by reference.

       The Quarterly Consolidated Statements of Operations, included on pages 4 and 5 of the Annual Report to Shareholders for the fiscal year ended November 30, 1996, are incorporated herein by reference.


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
         FINANCIAL DISCLOSURE.
         ---------------------

       None.


                                    PART III
                                    --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- ---------------------------------------------------

       The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, dated February 28, 1997, to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.


Item 11. EXECUTIVE COMPENSATION.
-------- -----------------------

       The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, dated February 28, 1997, to be filed pursuant to Regulation 14A.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------- ---------------------------------------------------------------

       The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, dated February 28, 1997, to be filed pursuant to Regulation 14A.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- -----------------------------------------------

       The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, dated February 28, 1997, to be filed pursuant to Regulation 14A.

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

     4.0 Long-term debt instruments of the Registrant in amounts not exceeding ten percent (10%) of the total assets of the Registrant will be furnished to the Commission upon request.

     4.1(a) Amended and Restated Credit Agreement dated October 3, 1996, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 24, 1996).

     4.1(b) Amended and Restated Borrower Security Agreement, dated October 3, 1996, made by Payless for the benefit of Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 24, 1996).

     4.1(c) Form of Deed of Trust, dated October 3, 1996, given to Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.3 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 24, 1996).

     4.1(d) Form of Mortgage, dated October 3, 1996, given to Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.4 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 24, 1996).

     4.1(e) Inter-Facility Agreement, dated November 18, 1994, among Canadian Imperial Bank of Commerce, New York Agency, The Bank of Nova Scotia, Nationsbank of Texas, N.A., Bank of America National Trust and Savings Association, Commerce Bank, N.A., Payless and Somerville (incorporated by reference to Exhibit 4.9 filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 26, 1994).

     4.2 Indenture dated as of April 20, 1993, by and between Payless and United States Trust Company of New York, pursuant to which the 9 1/8% Senior Subordinated Notes of Payless due April 15, 2003, were issued (incorporated by reference to Exhibit 4.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 29, 1993).

     4.3(a) Loan Agreement dated June 20, 1989, by and among Payless Cashways, Inc., Knox Home Centers, Inc. ("Knox"), Somerville Lumber and Supply Co., Inc. ("Somerville"), and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.3(b)    Promissory  Note  dated  June  20,  1989,  from  Payless  to  The
               Prudential   Insurance   Company  of  America,   Tranche  B  (MN)
               (incorporated by reference to Exhibit 4.12 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.3(c)    Promissory  Note  dated  June  20,  1989,  from  Payless  to  The
               Prudential   Insurance   Company  of  America,   Tranche  B  (MT)
               (incorporated by reference to Exhibit 4.13 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.3(d)    Promissory  Note  dated  June  20,  1989,  from  Payless  to  the
               Prudential   Insurance   Company  of  America,   Tranche  B  (ND)
               (incorporated by reference to Exhibit 4.14 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.3(e)    Promissory  Note  dated  June  20,  1989,  from  Payless  to  The
               Prudential   Insurance   Company  of  America,   Tranche  B  (NV)
               (incorporated by reference to Exhibit 4.15 filed a part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.3(f)    Promissory  Note  dated  June  20,  1989,  from  Payless  to  The
               Prudential Insurance Company of America, Tranche B (AZ, CA) (incorporated by reference to Exhibit 4.16 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.3(g)    Promissory  Note  dated  June  20,  1989,  from  Payless  to  The
               Prudential Insurance Company of America, Tranche C (IN, KY, NM, OH, TN)(incorporated by reference to Exhibit 4.17 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.3(h)    Promissory  Note  dated  June  20,  1989,  from  Payless  to  The
               Prudential Insurance Company of America, Tranche D (CO, IA, IL, KS, NE, MO, TX, OR, OK) (incorporated by reference to Exhibit
               4.18 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.3(i) Form of Deed of Trust, Mortgage and Security Agreement effective June 20, 1989, given to The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.19 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.3(j) Form of Deed of Trust, Security Agreement and Assignment of Leases dated June 20, 1989, given to Morgan Bank (Delaware), as Collateral Agent (incorporated by reference to Exhibit 4.20 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1989).

     4.3(k) First Modification Agreement dated as of October 18, 1991, by and among Payless, Knox, Somerville and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.9(r) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

     4.3(l) Second Modification Agreement dated as of December 17, 1991, by and among Payless, Knox, Somerville and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.9(s) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

     4.3(m) Third Modification Agreement dated as of December 31, 1991, by and among Payless, Knox, Somerville and the Prudential Insurance Company of America (incorporated by reference to Exhibit 4.9(t) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

     4.3(n) Fourth Modification Agreement dated as of March 8, 1993, by and among Payless, Somerville and The Prudential Insurance Company of America (incorporated by reference to exhibit 4.6(v) filed as part of Amendment No. 1 to Registration Statement No. 33-58008 on Form S-2 on March 8, 1993).

     4.3(o) Letter dated March 12, 1993 modifying Fourth Modification Agreement dated as of March 8, 1993, by and among Payless, Somerville and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.5(w) filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19,
               1993).

     4.3(p) Fifth Modification Agreement, dated as of May 25, 1995, by and among Payless, Somerville and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 27, 1995).

     4.3(q) Sixth Modification Agreement dated as of November 21, 1995, by and among Payless and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.4(q) filed as part of Payless' Annual Report on Form 10-K for the year ended November 25, 1995).

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

     10.4(a)* Employment Agreement dated as of February 8, 1993, between Payless and Susan M. Stanton (incorporated by reference to
               Exhibit 10.26 filed as part of Registration Statement No. 33-58008 on Form S-2 on February 8, 1993).

     10.4(b)* Amendment No. 1 to Employment Agreement dated as of October 17, 1996, between Payless and Susan M. Stanton.

     10.5(a)* Employment Agreement dated as of February 8, 1993, between Payless and Stephen A. Lightstone (incorporated by reference to
               Exhibit 10.25 filed as part of Registration Statement No. 33-58008 on Form S-2 on February 8, 1993).

     10.5(b)* Amendment No. 1 to Employment Agreement dated as of October 17, 1996, between Payless and Stephen A. Lightstone.

     10.6* Employment Agreement dated as of October 17, 1996, between Payless and G. Michael Buchen.

     10.7* Employment Agreement dated as of August 2, 1996, between Payless and William H. Parker (incorporated by reference to Exhibit 10.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 24, 1996).

     10.8* Retirement Agreement dated as of November 14, 1993, between Payless and Harold Cohen (incorporated by reference to Exhibit 10.6(c) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.9(a)* Payless Cashways, Inc. Wealth-Op Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 filed as part of Post-Effective Amendment No. 7 to Registration Statement No. 33-23893 on Form S-2 filed May 26, 1992).

     10.9(b)* Amendment to Payless' Wealth-Op Deferred Compensation Plan (incorporated by reference to Exhibit 10.10(b) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.10(a)* Payless   Cashways,   Inc.   1988  Deferred   Compensation   Plan
               (incorporated by reference to Exhibit 10.11(a) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.10(b)* Amendment   to   Payless'   1988   Deferred   Compensation   Plan
               (incorporated by reference to Exhibit 10.11(b) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.11(a)* Payless   Cashways,   Inc.   Supplemental   Death   Benefit  Plan
               (incorporated by reference to Exhibit 10.12 filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.11(b)* First Amendment to the Payless Cashways,  Inc. Supplemental Death
               Benefit Plan,  dated June 16, 1994  (incorporated by reference to
               Exhibit 10.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 28, 1994).

     10.12* Payless Cashways, Inc. Supplemental Disability Plan (incorporated by reference to Exhibit 10.13 filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.13(a)* Payless Cashways,  Inc. Supplemental  Retirement Plan dated as of
               January 1, 1988 (incorporated by reference to Exhibit 10.14(a) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.13(b)* First  Amendment,   effective  June  22,  1989,  to  the  Payless
               Cashways, Inc. Supplemental Retirement Plan dated as of January 1, 1988 (incorporated by reference to Exhibit 10.14(b) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.13(c)* Second  Amendment  dated as of September 7, 1993,  to the Payless
               Cashways, Inc. Supplemental Retirement Plan dated as of January 1, 1988 (incorporated by reference to Exhibit 10.14(c) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 26, 1994).

     10.13(d)* Third  Amendment  dated as of August  31,  1994,  to the  Payless
               Cashways, Inc. Supplemental Retirement Plan dated as of January 1, 1988 (incorporated by reference to Exhibit 10.1(a) filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 27, 1994).

     10.13(e)* Agreement for Supplemental Retirement Benefits between Payless and David Stanley as of August 31, 1994 (incorporated by reference to Exhibit 10.1(b) filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 27, 1994).

     10.13(f)* Fourth  Amendment,  effective  June  16,  1995,  to  the  Payless
               Cashways, Inc. Supplemental Retirement Plan dated as of January 1, 1988 (incorporated by reference to Exhibit 10.2 filed as part of the Payless' Quarterly Report on Form 10-Q for the quarter ended August 27, 1995).

     10.14(a) Registration Rights Agreement dated as of August 4, 1988, among PCI Acquisition Corp. and certain of its shareholders (incorporated by reference to Exhibit 10.15(a) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.14(b) Agreement and Amendment dated as of November 11, 1988, to Registration Rights Agreement dated as of August 4, 1988, among Payless and certain of its shareholders (incorporated by reference to Exhibit 10.15(b) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.14(c) Addendum to Shareholders' Agreement and Registration Rights Agreement dated February 22, 1989, by and among Payless and certain of its shareholders (incorporated by reference to Exhibit 10.15(c) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

     10.15(a)* 1988 Payless Cashways, Inc. Employee Stock Plan (incorporated by reference to Annex 1 filed as part of Registration Statement No. 33-24368 on Form S-8 filed September 9, 1988).

     10.15(b)* First Amendment to the 1988 Payless Cashways, Inc. Employee Stock
               Plan,  dated  November  11, 1988  (incorporated  by  reference to
               Exhibit 10.1(b) filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 25, 1989).

     10.15(c)* Second  Amendment to the 1988  Payless  Cashways,  Inc.  Employee
               Stock Plan, dated February 22, 1989 (incorporated by reference to
               Exhibit 10.1(c) filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 25, 1989).

     10.15(d)* Third Amendment to the 1988 Payless Cashways, Inc. Employee Stock
               Plan,  dated March 6, 1990  (incorporated by reference to Exhibit
               10.2 of Payless' Quarterly Report on Form 10-Q for the quarter ended February 24, 1990).

     10.15(e)* Form of Performance  Stock Option Agreement  pursuant to the 1988
               Payless Cashways, Inc. Employee Stock Option Plan amended on June 20, 1991 (incorporated by reference to Exhibit 10.21(e) filed as part of Payless' Annual Report on Form 10-K for fiscal year ended November 30, 1991).

     10.15(f)* Amendment to the 1988 Payless Cashways, Inc. Employee Stock Plan, dated as of May 1, 1992 (incorporated by reference to Exhibit
               10.26 filed as part of Post-Effective Amendment No. 7 to Form S-2 Registration Statement No. 33-23893 filed May 26, 1992).

     10.16(a)* Payless Cashways 1992 Incentive Stock Program (incorporated by reference to Exhibit 10.24 filed as part of Amendment No. 2 to Registration Statement No. 33-49772 on Form S-2 filed August 26,
               1992).

     10.16(b)* Amendment  No. 1 to the Payless  Cashways  1992  Incentive  Stock
               Program, dated as of December 12, 1996.

     10.17(a)* Payless Cashways Director Option Plan (incorporated by reference to Exhibit 10.23 filed as part of Registration Statement No. 33-59854 on Form S-2 on March 19, 1993).

     10.17(b)* Amendment No. 1 to the Payless Cashways Director Option Plan, dated as of December 12, 1996.

     10.18(a)* Payless Cashways, Inc. Deferred Compensation Plan for Directors, dated as of October 20, 1995 (incorporated by reference to Exhibit 10.17 filed as part of Payless' Annual Report on Form 10-K for the year ended November 25, 1995).

     10.18(b)* Amendment  No.  1  to  the  Payless   Cashways,   Inc.   Deferred
               Compensation Plan for Directors, dated as of December 12, 1996.

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

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed by the Registrant during the quarter ended November 30, 1996.

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

Dated:  February 20, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Payless and in the capacities and on the dates indicated.



           Signature                                 Title                                          Date
     ------------------------------      ----------------------------------                ---------------------

        s/David Stanley
     ------------------------------
        David Stanley                        Chief Executive Officer and                       February 20, 1997
                                             Chairman of the Board
                                             (Principal Executive Officer)

        s/Susan M. Stanton
     ------------------------------
        Susan M. Stanton                     President and Chief Operating                     February 20, 1997
                                             Officer and Direct
        s/Ralph Strangis
     ------------------------------
        Ralph Strangis                       Lead Director                                     February 20, 1997

        s/Harold Cohen
     ------------------------------
        Harold Cohen                         Director                                          February 20, 1997

        s/Scott G. Fossel
     ------------------------------
        Scott G. Fossel                      Director                                          February 20, 1997

        s/William A. Hall
     ------------------------------
        William A. Hall                      Director                                          February 20, 1997

        s/George Latimer
     ------------------------------
        George Latimer                       Director                                          February 20, 1997

        s/Wayne B. Lyon
     ------------------------------
        Wayne B. Lyon                        Director                                          February 20, 1997

        s/Gary D. Rose
     ------------------------------
        Gary D. Rose                         Director                                          February 20, 1997

        s/Louis W. Smith
     ------------------------------
        Louis W. Smith                       Director                                          February 20, 1997

        s/John H. Weitnauer, Jr.
     ------------------------------
        John H. Weitnauer, Jr.               Director                                          February 20, 1997

        s/Stephen A. Lightstone
     ------------------------------
        Stephen A. Lightstone                Senior Vice President-Finance/                    February 20, 1997
                                             Treasurer and Chief Financial
                                             Officer (Principal Financial
                                             Officer and Principal
                                             Accounting Officer

                           ANNUAL REPORT ON FORM 10-K




                       ITEM 14(a) (1) and (2), (c) and (d)



         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                          FINANCIAL STATEMENT SCHEDULES


                                    EXHIBITS


                          YEAR ENDED NOVEMBER 30, 1996


                             PAYLESS CASHWAYS, INC.


                              KANSAS CITY, MISSOURI

                             PAYLESS CASHWAYS, INC.

                        FORM 10-K--ITEM 14(a) (1) and (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


              The following financial statements of Payless Cashways, Inc. included in Payless' Annual Report to the Shareholders for the year ended November 30, 1996, are incorporated by reference in Item 8:

         Statements  of  Operations--fiscal   years  ended  November  30,  1996,
November 25, 1995, and November 26, 1994.

         Balance Sheets--November 30, 1996, and November 25, 1995.

         Statements of Cash Flows--fiscal years ended November 30, 1996, November 25, 1995, and November 26, 1994.

         Statements of Shareholders' Equity--fiscal years ended November 30, 1996, November 25, 1995, and November 26, 1994.

         Notes to Financial Statements.

        The following financial statement schedule of Payless Cashways, Inc. is included in Item 14(d):

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

                       [KPMG Peat Marwick LLP Letterhead]








                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



     The Board of Directors
     Payless Cashways, Inc.:


     Under date of January 13, 1997, we reported on the balance sheets of Payless Cashways, Inc. as of November 30, 1996 and November 25, 1995, and the related statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended November 30, 1996, as contained in the 1996 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1996. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note H to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in fiscal 1996.




     s/KPMG Peat Marwick LLP



     Kansas City, Missouri
     January 13, 1997

                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                      PAYLESS CASHWAYS, INC.
                                           (In thousands)


------------------------------------------------------------------------------------------------------------------------------------

                        COL. A                         COL. B                COL. C               COL. D                   COL. E
------------------------------------------------------------------------------------------------------------------------------------

                                                     Balance at            Charged to                                    Balance at
                                                      beginning             cost and                                       end of
                      Description                     of period             expenses            Deductions                 period
------------------------------------------------------------------------------------------------------------------------------------



YEAR ENDED NOVEMBER 30, 1996:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  20,354             $  31,840             $  38,590               $  13,604


YEAR ENDED NOVEMBER 25, 1995:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  16,661             $  33,108             $  29,415               $  20,354


YEAR ENDED NOVEMBER 26, 1994:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  18,252             $  21,920             $  23,511               $  16,661


