Form 10-Q
period 1997-03-01
PAYLESS CASHWAYS INC
filed 1997-04-14
CIK 76744

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
  / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 1, 1997

                                                        or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of March 31, 1997:

               Voting                  --     37,710,528    shares
               Non-Voting Class A      --      2,250,000    shares

PAYLESS CASHWAYS, INC.


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

 STATEMENTS OF OPERATIONS (Unaudited) (1)
(In thousands, except per share amounts)



                                                                                       Thirteen Weeks Ended
                                                                       ----------------------------------------------------
                                                                            March 1,                          February 24,
                                                                              1997                               1996
                                                                       ----------------------------------------------------

Income
     Net sales                                                         $        487,550                   $        526,767
     Other income                                                                 1,205                              1,597
                                                                       ----------------------------------------------------
                                                                                488,755                            528,364

Costs and Expenses
     Cost of merchandise sold                                                   348,247                            372,916
     Selling, general and administrative                                        138,407                            141,405
     Provision for depreciation and amortization                                 12,804                             13,184
     Interest expense                                                            16,055                             15,352
                                                                       ----------------------------------------------------
                                                                                515,513                            542,857
                                                                       ----------------------------------------------------

                             LOSS BEFORE INCOME TAXES                           (26,758)                           (14,493)

Federal and state income taxes                                                  (18,623)                            (6,870)

                                             NET LOSS                  $         (8,135)                  $         (7,623)
                                                                       ====================================================


Net loss per common share (2)                                          $           (.24)                  $           (.23)
                                                                       ====================================================


Weighted average common shares outstanding                                       39,959                             39,916
                                                                       ====================================================


See notes to condensed financial statements

 CONDENSED BALANCE SHEETS (Unaudited) (1)


                                                                   March 1,            November 30,           February 24,
(In thousands)                                                       1997                   1996                  1996
                                                                ---------------------------------------------------------

ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                $      8,509           $         425         $    23,165
       Merchandise inventories (3)                                   386,812                 399,010             388,584
       Prepaid expenses and other current assets                      18,889                  22,281              19,896
       Income taxes receivable                                        34,464                  15,200                 --
       Deferred income taxes                                          13,104                  13,681              19,083
                                                                ---------------------------------------------------------
                                        TOTAL CURRENT ASSETS         461,778                 450,597             450,728

     OTHER ASSETS
       Real estate held for sale                                      16,639                  18,529               9,224
       Cost in excess of net assets acquired, less
         accumulated amortization of $107,568
         $105,198 and $97,856, respectively                          290,910                 292,946             322,686
       Deferred financing costs                                       12,867                  12,837              11,014
       Other                                                          13,626                  12,917              15,054

     LAND, BUILDINGS AND EQUIPMENT                                   787,318                 782,935             797,795
       Allowance for depreciation and amortization                  (285,808)               (277,643)           (261,665)
                                                                ---------------------------------------------------------
                         TOTAL LAND, BUILDINGS AND EQUIPMENT         501,510                 505,292             536,130
                                                                ---------------------------------------------------------

                                                                $  1,297,330           $   1,293,118         $ 1,344,836
                                                                =========================================================


See notes to condensed financial statements

CONDENSED BALANCE SHEETS - Continued (Unaudited) (1)



                                                                   March 1,            November 30,          February 24,
(In thousands)                                                       1997                  1996                  1996
                                                                ---------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt                        $     18,765          $     18,340          $     14,798
       Trade accounts payable                                        107,516               121,891               179,622
       Other current liabilities                                     152,659               172,918               147,090
       Income taxes payable                                            6,249                 6,444                 5,304
                                                                ---------------------------------------------------------
                                   TOTAL CURRENT LIABILITIES         285,189               319,593               346,814

     LONG-TERM DEBT, less portion
       classified as current liability (4)                           664,572               618,667               614,222

     NON-CURRENT LIABILITIES
       Deferred income taxes                                          41,729                41,665                59,631
       Other                                                          24,177                23,462                23,507

     SHAREHOLDERS' EQUITY
       Preferred Stock, $1.00 par value, 25,000,000
         shares authorized; issued:
           Cumulative Preferred Stock, 406,000 shares,
             $80,134, $78,563 and $74,032 aggregate
             liquidation preference, respectively                     40,600                40,600                40,600
       Common Stock, $.01 par value:
           Voting, 150,000,000 shares authorized,
             37,711,528, 37,709,028, and 37,668,206
             shares issued, respectively                                 377                   377                   376
           Non-Voting Class A, 5,000,000 shares
             authorized, 2,250,000 shares issued                          23                    23                    23
       Additional paid-in capital                                    487,795               487,728               487,206
       Accumulated deficit                                          (247,132)             (238,997)             (227,543)
                                                                ---------------------------------------------------------
                                  TOTAL SHAREHOLDERS' EQUITY         281,663               289,731               300,662
                                                                ---------------------------------------------------------

                                                                $  1,297,330          $  1,293,118          $  1,344,836
                                                                =========================================================


See notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (1)


                                                                                          Thirteen Weeks Ended
                                                                             ----------------------------------------------
                                                                                  March 1,                   February 24,
(In thousands)                                                                      1997                         1996
                                                                             ----------------------------------------------

Cash Flows from Operating Activities

     Net loss                                                                $          (8,135)              $      (7,623)
     Adjustments  to  reconcile  net  loss to net  cash
       provided  by  operating activities:
         Depreciation and amortization                                                  12,804                      13,184
         Deferred income taxes                                                             641                         294
         Non-cash interest                                                                 700                         600
         Other                                                                             851                         394
     Changes in assets and liabilities                                                 (38,376)                     20,975
                                                                             ----------------------------------------------

     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                               (31,515)                     27,824

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                                         (6,875)                     (4,375)
     Proceeds from sale of land, buildings and equipment                                 1,985                      11,893
     Acquisition of business, excluding working capital:
       Land, buildings and equipment                                                       --                         (193)
       Purchase price in excess of net assets acquired                                    (334)                     (1,351)
     Increase in other assets                                                             (708)                       (129)
                                                                             ----------------------------------------------

     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                (5,932)                      5,845

Cash Flows from Financing Activities

     Retirements of long-term debt                                                      (3,670)                    (20,079)
     Proceeds from long-term debt                                                       50,000                       9,000
     Sale of Common Stock under stock option plan                                          --                           10
     Other                                                                                (799)                       (395)
                                                                             ----------------------------------------------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                45,531                     (11,464)
                                                                             ----------------------------------------------

     Net increase in cash and cash equivalents                                           8,084                      22,205
     Cash and cash equivalents, beginning of period                                        425                         960
                                                                             ----------------------------------------------
     Cash and cash equivalents, end of period                                $           8,509               $      23,165
                                                                             ==============================================


See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

Thirteen weeks ended March 1, 1997, and February 24, 1996.


(1) The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended November 30, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The November 30, 1996, condensed balance sheet has been derived from the audited financial statements as of that date.

(2) Net loss per common share has been computed based on the weighted average number of common shares outstanding during the period plus common stock equivalents, when dilutive, consisting of certain stock options and shares issuable under the Director Deferred Compensation Plan, when applicable. For purposes of this computation, net loss was adjusted for dividend requirements on preferred stock.

(3) Approximately 82% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $25.5 million, $24.3 million and $29.0 million higher than reported at March 1, 1997, November 30, 1996, and February 24, 1996, respectively.

(4)    Long-term debt consisted of the following:


                                                                   March 1,             November 30,          February 24,
       (In thousands)                                                1997                   1996                  1996
                                                                ----------------------------------------------------------

       Amended Credit Agreement                                 $    404,000           $    354,000           $   335,000
       Mortgage loan payable to insurance company                    104,358                108,000               118,934
       Senior subordinated notes                                     173,655                173,655               173,655
       Other senior debt                                               1,324                  1,352                 1,431
                                                                ----------------------------------------------------------
                                                                     683,337                637,007               629,020
       Less portion classified as current liability                  (18,765)               (18,340)              (14,798)
                                                                ----------------------------------------------------------
                                                                $    664,572           $    618,667           $   614,222
                                                                ==========================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
---------------------

INCOME

Net sales for the quarter ended March 1, 1997, decreased 7.4% from the same period of 1996 in total and 4.5% on a same-store sales basis. (Same stores are those open one full year.) The sales decline for the first quarter is primarily due to the impact of a large number of competitive warehouse openings in the Company's markets during the past year. Sales were also negatively impacted by the two midweek holidays in December and winter weather in certain markets. Same-store sales to do-it-yourself customers declined 13.0% and same-store sales to professional customers increased 6.1%. Six stores were closed during the first quarter of 1996 and eight additional stores were closed during the fourth quarter of 1996. Those fourteen stores accounted for $17.0 million of sales in the first quarter of 1996.


COSTS AND EXPENSES

Cost of merchandise sold as a percent of sales was 71.4% and 70.8% for the first quarter of 1997 and 1996, respectively. The increase for the first quarter of 1997 was primarily due to the growth in sales to the professional customer whose merchandise purchases include a higher percentage of commodity goods at margin rates somewhat lower than the Company's average.

Selling, general and administrative expenses were 28.4% and 26.8% of sales for the first quarter of 1997 and 1996, respectively. The increase as a percent of sales for the 1997 period was due to lower sales. Selling, general and administrative expenses for the first quarter of 1997 decreased approximately $3.0 million compared to the same period of the prior year. The Company's advertising costs increased approximately $2.8 million compared to the same quarter of 1996, with the introduction of a new television and radio campaign undertaken in the first quarter of 1997.

The provision for depreciation and amortization decreased from the first quarter of 1996 due primarily to goodwill written-off, assets written-down and assets removed from service in connection with a third quarter 1996 asset impairment charge and the closing of eight underperforming stores during the fourth quarter of 1996.

Interest expense for the first quarter of 1997 increased compared to the same period of 1996 primarily due to higher borrowing levels in 1997. Higher interest rates in 1997 also contributed to the increase in interest expense for the first quarter.

The income tax benefit for the first quarter of 1997 was $18.6 million compared to $6.9 million for the first quarter of 1996. The effective tax rates for both periods were different from the 35% statutory rate primarily due to the effect of goodwill amortization, which is non-deductible for income tax purposes. Such tax benefits reflect management's estimates of the annual effective tax rates at the end of each quarter.

NET LOSS

Net loss for the quarter ended March 1, 1997, was $8.1 million compared to $7.6 million for the same period of 1996. The increase in net loss was primarily the result of decreased same-store sales.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash used in operating activities was $31.5 million for the first quarter of 1997 compared to cash provided by operating activities of $27.8 million for the same period of 1996. The decrease in cash from operating activities was primarily caused by a decrease in other current liabilities and an increase in income taxes receivable. Other current liabilities decreased primarily due to the timing of payroll and insurance payments and a decrease in sales taxes as a result of decreased sales. Income taxes receivable increased due to an $18.6 million income tax benefit for the first quarter of 1997. During the first quarters of 1997 and 1996, the Company used cash of approximately $1.8 million and $3.7 million, respectively, in operating activities related to the execution of the 1996 and 1995 restructuring plans. Due to seasonally lower sales in the winter months, cash flow in the first quarter represents a small amount of annual operating cash flow.

Borrowings are available under the Amended Credit Agreement to supplement cash generated by operations. At March 1, 1997, $49.3 million was available for borrowing under the Amended Credit Agreement. At March 1, 1997, working capital was $176.6 million compared to $131.0 million and $103.9 million at November 30, 1996 and February 24, 1996, respectively. The current ratios at March 1, 1997, November 30, 1996, and February 24, 1996, were 1.62 to 1, 1.41 to 1, and 1.30 to 1, respectively.

The Company's  primary  investing  activities are capital  expenditures  for the implementation of the Company's Dual Path strategy, renovation of existing stores, and additional equipment. The Amended Credit Agreement governs the amount of capital expenditures which can be made ($72 million in 1997, $81 million in 1998, $100 million in 1999 and $59 million in 2000). The Company spent approximately $7.2 million and $5.9 million during the first quarter of 1997 and 1996, respectively, for the implementation of the Company's Dual Path strategy, including the acquisition of a door and trim manufacturer during January 1996, renovation of existing stores, and additional equipment. The Company intends to finance the remaining fiscal 1997 capital expenditures of approximately $65 million, consisting primarily of the implementation of the Company's Dual Path strategy, renovation of existing stores and additional equipment, with funds generated from operations and borrowings under the Amended Credit Agreement. During the first quarter of 1996, the Company sold a distribution center in connection with the 1995 restructuring plan, providing approximately $11.9 million of cash proceeds.

The Company's most significant financing activity is and will continue to be the retirement of indebtedness. In connection with the sale of the distribution center, discussed above, and in anticipation of selling real estate related to certain closed stores, the Company repaid approximately $16.5 million of related indebtedness during the first quarter of 1996. Although the Company's indebtedness is and will continue to be substantial, management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations during the past 12 months and the expected results of operations in the future, cash flow from operations and borrowing availability under the Amended Credit Agreement should provide sufficient liquidity to meet all cash requirements for the next 12 months without additional borrowings. The Amended Credit Agreement contains a number of financial covenants with which the Company must comply. Several of these require that the Company's operating performance improves over the remaining term of the Amended Credit Agreement. Certain of these covenants are detailed in Note B to the Financial Statements contained in the Company's Annual Report for fiscal 1996. Management currently expects that it will achieve compliance with these covenants throughout fiscal 1997.

Forward-looking statements included in the subsection entitled "Cost and Expenses" and in this subsection of this Quarterly Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; housing activity, including existing home turnover and new home construction; lumber prices; product mix; sales of real estate held for sale; growth of certain market segments; competitor activities; and an excess of retail space devoted to the sale of building materials. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge or on the Company's web site, payless.cashways.com.

REVIEW BY INDEPENDENT AUDITORS

The condensed consolidated financial statements of Payless Cashways, Inc. for the thirteen week periods ended March 1, 1997 and February 24, 1996, have been reviewed by KPMG Peat Marwick LLP, independent auditors. Their report is included in this filing.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         A group of terminated employees and others have filed a lawsuit against the Company and other named defendants in the United States District Court for the Southern District of Iowa. (See the full description of the lawsuit in Item 3-Legal Proceedings contained in the Company's Form 10-K for the year ended November 30, 1996.) The lawsuit was brought in connection with a reduction in force pursuant to a January 1994 restructuring. The suit has asserted a variety of claims including federal and state securities fraud claims, alleged violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act, federal and state claims of age discrimination, alleged violations of the Employment Retirement Income Security Act of 1974, and various state law claims including, but not limited to, fraudulent misrepresentation allegations. The Company filed a motion to dismiss the majority of the claims; and Rulings and an Order have been issued with respect thereto, substantially narrowing plaintiff's legal claims by dismissing some age discrimination counts, all federal securities fraud and RICO counts except one each, and all state law counts related to an alleged partnership. The Former Employee's motion for class certification has been denied on all claims except the age discrimination claims. No ruling has been entered on the Former Employee's motion for class certification of certain age discrimination claims. Each of the parties has conducted discovery pursuant to the court's scheduling order and discovery plan.

         The Company denies any and all claimed liability and is vigorously defending this litigation, but is unable to estimate a potential range of monetary exposure, if any, to the Company or to predict the likely outcome of this matter.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.

                4.0 Long-term debt instruments of Payless in amounts not exceeding ten percent (10%) of the total assets of Payless will be furnished to the Commission upon request.

                11.1     Computation of per share loss.

                15.1 Letter re unaudited financial information - KPMG Peat Marwick LLP.

                27.1     Financial data schedule.

         b.     Reports on Form 8-K.

                No reports on Form 8-K were filed by Payless during the quarter ended March 1, 1997.

PAYLESS CASHWAYS, INC


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PAYLESS CASHWAYS, INC.
                                      (Registrant)


Date:  April 8, 1997             By:  s/Stephen A. Lightstone
                                      ------------------------------------------

                                      A. Lightstone, Senior Vice President,
                                      Finance and Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)