Form 10-Q
period 1997-05-31
PAYLESS CASHWAYS INC
filed 1997-07-21
CIK 76744

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended May 31, 1997

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

Common Stock, $.01 par value, outstanding as of July 15, 1997: Voting -- 39,964,041 shares

PAYLESS CASHWAYS, INC.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

STATEMENTS OF OPERATIONS (Unaudited) (1) and (2)

(In thousands, except per share amounts)                   Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                    ---------------------------------------------------------------------
                                                         May 31,          May 25,             May 31,            May 25,
                                                          1997             1996                1997               1996
                                                    ---------------------------------------------------------------------
INCOME
     Net sales                                      $    661,191       $    682,252       $   1,148,741      $  1,209,019
     Other income                                          1,264              1,521               2,469             3,118
                                                    ---------------------------------------------------------------------
                                                         662,455            683,773           1,151,210         1,212,137

COSTS AND EXPENSES
     Cost of merchandise sold                            483,093            491,500             831,340           864,416
     Selling, general and administrative                 151,147            152,929             289,554           294,334
     Provision for depreciation and amortization          13,037             13,586              25,841            26,770
     Interest expense                                     16,274             14,606              32,329            29,958
                                                    ---------------------------------------------------------------------
                                                         663,551            672,621           1,179,064         1,215,478
                                                    ---------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                         (1,096)            11,152             (27,854)           (3,341)

Federal and state income taxes                            12,133              5,286              (6,490)           (1,584)
                                                    ---------------------------------------------------------------------

                               NET INCOME (LOSS)    $    (13,229)      $      5,866       $     (21,364)     $     (1,757)
                                                    =====================================================================

Net income (loss) attributable to common stock      $    (14,832)      $      4,385       $     (24,538)     $     (4,689)
                                                    =====================================================================

Net income (loss) per common share (3)              $       (.37)      $        .11       $        (.61)     $       (.12)
                                                    =====================================================================

Weighted average common and dilutive
     common equivalent shares outstanding                 39,963             40,063              39,961            39,933
                                                    =====================================================================



See notes to condensed financial statements

PAYLESS CASHWAYS, INC.


CONDENSED BALANCE SHEETS (Unaudited) (1) and (2)

                                                                    May 31,            November 30,              May 25,
(In thousands)                                                       1997                   1996                  1996
                                                                --------------------------------------------------------
ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                $      7,847           $         425         $     8,001
       Merchandise inventories (4)                                   419,275                 399,010             425,999
       Prepaid expenses and other current assets                      22,987                  22,281              26,659
       Income taxes receivable                                        23,861                  15,200                 --
       Deferred income taxes                                          12,527                  13,681              18,337
                                                                --------------------------------------------------------
                                        TOTAL CURRENT ASSETS         486,497                 450,597             478,996

     OTHER ASSETS
       Real estate held for sale                                      13,374                  18,529               8,591
       Cost in excess of net assets acquired, less
         accumulated amortization of $109,950
         $105,198 and $100,343, respectively                         289,210                 292,946             320,208
       Deferred financing costs                                       12,026                  12,837              10,493
       Other                                                          14,254                  12,917              15,982

     LAND, BUILDINGS AND EQUIPMENT                                   794,450                 782,935             812,483
       Allowance for depreciation and amortization                  (292,336)               (277,643)           (273,202)
                                                                --------------------------------------------------------
         TOTAL LAND, BUILDINGS AND EQUIPMENT                         502,114                 505,292             539,281
                                                                --------------------------------------------------------

                                                                $  1,317,475           $   1,293,118         $ 1,373,551
                                                                ========================================================


See notes to condensed financial statements

PAYLESS CASHWAYS, INC.

CONDENSED BALANCE SHEETS - Continued (Unaudited) (1) and (2)


                                                                    May 31,            November 30,             May 25,
(In thousands)                                                       1997                  1996                  1996
                                                                --------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt                        $     19,208          $     18,340          $     15,449
       Trade accounts payable                                        150,357               121,891               205,186
       Other current liabilities                                     159,306               172,918               144,378
       Income taxes payable                                            5,632                 6,444                 9,621
                                                                --------------------------------------------------------
                                   TOTAL CURRENT LIABILITIES         334,503               319,593               374,634

     LONG-TERM DEBT, less portion
       classified as current liability (1) and (5)                   647,187               618,667               609,060

     NON-CURRENT LIABILITIES
       Deferred income taxes                                          42,682                41,665                59,385
       Other                                                          24,626                23,462                23,521

     SHAREHOLDERS' EQUITY
       Preferred Stock, $1.00 par value, 25,000,000
         shares authorized; issued:
           Cumulative Preferred Stock, 406,000 shares,
             $81,737, $78,563 and $75,512 aggregate
             liquidation preference, respectively                     40,600                40,600                40,600
       Common Stock, $.01 par value:
           Voting, 150,000,000 shares authorized,
             39,520,241, 37,709,028, and 37,699,436
             shares issued, respectively                                 395                   377                   376
           Non-Voting Class A, 5,000,000 shares
             authorized, 450,000, 2,250,000 and
             2,250,000  shares issued, respectively                        5                    23                    23
       Additional paid-in capital                                    487,838               487,728               487,628
       Accumulated deficit                                          (260,361)             (238,997)             (221,676)
                                                                --------------------------------------------------------
                                  TOTAL SHAREHOLDERS' EQUITY         268,477               289,731               306,951
                                                                --------------------------------------------------------

                                                                $  1,317,475          $  1,293,118          $  1,373,551
                                                                ========================================================


See notes to condensed financial statements

PAYLESS CASHWAYS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (1) and (2)


                                                                                     Twenty-Six Weeks Ended
                                                                           ----------------------------------------
                                                                               May 31,                     May 25,
(In thousands)                                                                  1997                        1996
                                                                           ----------------------------------------
Cash Flows from Operating Activities

     Net loss                                                               $(21,364)                    $ (1,757)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization                                        25,841                       26,770
         Deferred income taxes                                                 2,171                          794
         Non-cash interest                                                     1,600                        1,200
         Other                                                                 2,046                        1,001
     Changes in assets and liabilities                                       (15,224)                       3,966
                                                                            -------------------------------------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (4,930)                      31,974

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                              (19,895)                     (18,118)
     Proceeds from sale of land, buildings and equipment                       6,772                       11,968
     Acquisition of business, excluding working capital:
       Land, buildings and equipment                                              --                         (193)
       Purchase price in excess of net assets acquired                        (1,015)                      (1,360)
     Increase in other assets                                                 (1,337)                      (1,057)
                                                                            -------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                   (15,475)                      (8,760)

Cash Flows from Financing Activities

     Retirements of long-term debt                                            (7,450)                     (23,447)
     Proceeds from long-term debt                                             36,838                        7,857
     Sale of Common Stock under stock option plan                                 --                           79
     Other                                                                    (1,561)                        (662)
                                                                            -------------------------------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      27,827                      (16,173)
                                                                            -------------------------------------

     Net increase in cash and cash equivalents                                 7,422                        7,041
     Cash and cash equivalents, beginning of period                              425                          960
                                                                            -------------------------------------
     Cash and cash equivalents, end of period                               $  7,847                     $  8,001
                                                                            =====================================


See notes to condensed financial statements

PAYLESS CASHWAYS, INC.


NOTES TO CONDENSED FINANCIAL STATEMENTS

Twenty-six weeks ended May 31, 1997, and May 25, 1996.

(1) On July 21, 1997 (the "Petition Date"), the Company commenced a reorganization case (the "Case") by filing a voluntary petition for relief under Chapter 11, Title 11 of the United States Code ("Chapter 11") in the U.S. Bankruptcy Court for the Western District of Missouri in Kansas City (the "Court").

       While the Company had sufficient liquidity to fund its current operations, the operating performance of the Company during the second quarter of fiscal 1997, which was well below the Company's expectations, has led management to conclude that it was unlikely that the Company would be able to comply with the covenants contained in its principal credit agreements at the end of the current fiscal year. In the course of the Company's subsequent negotiations with its senior lenders to restructure its debt and after considering all other alternatives with its financial adviser, Houlihan Lokey Howard & Zukin, including the sale of the Company and liquidation, the Company concluded that a Chapter 11 proceeding provided the best approach for a comprehensive financial restructuring of the Company.

       On July 21, 1997, the Company filed a Disclosure Statement (the "Disclosure Statement") and a Plan of Reorganization (the "Plan") with the Court. The following summary of the Plan omits certain information set forth in the Plan. Any statements contained herein concerning the Plan are not necessarily complete, and in each such instance reference is made to the Plan, a copy of which is filed as an exhibit to this report. Each such statement is qualified in its entirety by such reference. The Court must determine whether the Disclosure Statement contains adequate information to permit a creditor to make an informed decision about the Plan. Once the Disclosure Statement is approved, the Plan will be presented to the Company's impaired creditors and equity security holders for acceptance or rejection. Under the Plan, the Company proposes to cancel existing shares of common and preferred stock and issue approximately 20,000,000 shares of newly reorganized Payless Cashways, Inc. common stock (the "New Common Stock"), as described below.

       The Plan generally provides for the following: (I) The secured bank group (the "Existing Lenders") under the existing credit agreement (the "Amended Credit Agreement") will receive (a) payment of accrued interest, fees and expenses, (b) Net Cash Proceeds (as defined in the Plan) from the sale of certain collateral securing the Amended Credit Agreement and the collection of certain promissory notes pledged to the Existing Lenders, (c) their allocable portion of $273 million of new term notes (the "New Term Notes") under a secured term loan facility to take effect upon emergence from Chapter 11 (the "Term Facility") and (d) an estimated 10,800,000 shares of New Common Stock (equivalent to approximately 54% of the shares of the newly reorganized Company expected to be outstanding upon emergence from Chapter 11 (the "Effective Date")), of which 460,000 shares will be distributed to the lenders providing a revolving credit facility to supply working capital financing to take effect upon emergence from Chapter 11 (the "Exit Facility") in consideration for their commitment to provide the Exit Facility. The aggregate principal amount of the New Term Notes and the number of shares of New Common Stock allocated to the Existing Lenders is subject to adjustment as set forth in the Plan. The New Term Notes will be subject to a scheduled amortization of an aggregate of $3 million per year and shall be prepaid in the amount of any dispositions or realizations on certain collateral. In addition, the New Term Notes will be prepaid from an annual cash flow sweep of 65% of excess cash flow (as defined in the Term Facility). The New Term Notes will also contain covenants and other provisions consistent with the Amended Credit Agreement. (II) The holders of notes under the existing loan facility with the Prudential Insurance Company of America (the "Prudential Loan Facility") will receive new Prudential notes (the "New Prudential Notes") pursuant to a new Prudential Loan Facility in the amount of the existing notes. These New Prudential Notes will bear interest at a rate of 9.25% per annum, mature on December 31, 2003, will amortize at a rate of $2.5 million per quarter and will be secured by the same collateral that secures the existing Prudential Loan Facility.
       (III) Unsecured claims against the Company of vendors and suppliers for goods delivered and services rendered prior to the Petition Date, claims in respect of the Senior Subordinated Notes, unliquidated claims arising out of litigation and claims for damage arising from the rejection by the Company pursuant to Section 365 of the Bankruptcy Code of executory contracts and unexpired leases (collectively, "General Unsecured Claims") will receive their pro rata share of an aggregate number of shares of New Common Stock equal to (a) 19,000,000 less (b) the number of such shares allocated to the Existing Lenders. It is estimated that holders of General

PAYLESS CASHWAYS, INC.


       Unsecured Claims will receive 8,200,000 shares or approximately 41% of the shares of the newly reorganized Company expected to be outstanding on the Effective Date. (IV) Holders of issued and outstanding shares of existing preferred stock will receive their pro rata share of 600,000 shares of New Common Stock (estimated to be 3% of the shares of the newly reorganized Company expected to be outstanding on the Effective Date).
       (V) Holders of issued and outstanding shares of existing common stock will receive their pro rata share of 400,000 shares of New Common Stock (estimated to be 2% of the shares of the newly reorganized Company expected to be outstanding on the Effective Date). In addition, any stock options relating to existing preferred stock and common stock will be canceled on the Effective Date. In the event that any impaired class of unsecured creditors or equity security holders rejects the Plan, holders of existing shares of common stock would not receive or retain any property under the Plan.

       Fractional shares of New Common Stock will not be issued to creditors or shareholders in connection with the Plan. In addition, no distribution of less than $5.00 will be made for fractional share interests. As a result of these provisions, many current equity security holders will receive no distribution of stock or cash under the Plan.

       Borrowings under the Amended Credit Agreement are no longer available to the Company. A commitment for a revolving credit facility (the "DIP Agreement"), subject to Court approval, has been entered into between the Company and a group of institutional lenders (the "DIP Lenders") led by Canadian Imperial Bank of Commerce ("CIBC"), as agent bank. The aggregate DIP Agreement commitment is $125 million with sublimits of $100 million for revolving credit loans and documentary letters of credit (which may not exceed $15 million in the aggregate outstanding at any one time) and $25 million for standby letters of credit. Of the $100 million revolving credit loan/documentary letter of credit sublimit, $80 million is available immediately with the remaining $20 million to be made available upon the application of the Net Cash Proceeds from realizations upon certain collateral securing the Amended Credit Agreement, to reduce amounts outstanding under the Amended Credit Agreement by at least an aggregate of $20 million. On April 1, 1998, the commitment will be automatically reduced to $100 million with the revolving credit/documentary letter of credit subfacility reducing to $75 million (of which only $55 million would be available unless $20 million in Net Cash Proceeds of the designated collateral described above has been applied to reduce amounts outstanding under the Amended Credit Agreement). Interest is to be charged at an annualized rate of 1.5% in excess of CIBC's Alternate Base Rate or, at the Company's option, LIBOR plus 2.5%.

       As collateral for borrowings under the DIP Agreement, the Company will grant to the DIP Lenders a first priority priming lien in all the collateral securing the Amended Credit Agreement and all property of the Company unencumbered as of the Petition Date or acquired during the Case and a second priority lien on all the collateral securing the existing Prudential Loan Facility and other collateral pledged to other creditors.

       The DIP Agreement includes various restrictive covenants prohibiting the Company from, among other things, incurring additional indebtedness, with certain limited exceptions, making investments, except for certain limited exceptions (such as the Company's strategic initiatives) and making dividend, redemption and certain other payments on its capital stock. The DIP Agreement also contains certain customary financial covenants and events of default for financing of this type, including a change of control covenant.

       The DIP Agreement will terminate on the Effective Date or, if earlier, one year after the Petition Date, subject to certain other termination provisions. On the Effective Date, the Company intends to pay all amounts outstanding under the DIP Agreement. It is currently proposed that such payments will be financed from the proceeds of the Exit Facility. As currently proposed, the Exit Facility will have a commitment of $150 million for revolving loans with a sublimit of $40 million for letters of credit. Revolving credit loans under the Exit Facility will bear interest at the rate of LIBOR plus 2.5% per annum. The Exit Facility will be secured by the same liens on all the collateral securing the DIP Agreement.

PAYLESS CASHWAYS, INC.


       In order for the Company to reorganize and emerge from the Case, a plan of reorganization must be confirmed by the Court. A disclosure statement, approved by the Court will be sent to all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any plan by impaired classes of creditors and equity security holders, the Court would consider whether to confirm the Plan. Among other things to confirm a plan, the Court is generally required to find that (a) each impaired class of creditors and equity security holders will, pursuant to the Plan, receive at least as much as the class would have received in liquidation of the Company, (b) each impaired class of creditors and equity security holders has accepted the Plan by the requisite vote and (c) confirmation of the Plan is not likely to be followed by the liquidation or need for further financial restructuring of the Company. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all other requirements of the Bankruptcy Code are met, the plan proponents may invoke the so-called "cram-down" provisions of the Bankruptcy Code, whereby the Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or security holders if, among other things, the plan is fair and equitable and does not discriminate unfairly with respect to each impaired class of claims or interests that has not accepted the plan.

       The accompanying condensed financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating thereto, substantial uncertainty exists with respect to the Company's ability to continue as a going concern.

       If the Company is unable to obtain confirmation of its plan or reorganization, its creditors or equity security holders may seek a liquidation of the Company by conversion to a Chapter 7 bankruptcy proceeding or otherwise. In that event, it is likely that additional liabilities and claims would be asserted which are not presently reflected in the Company's financial statements. Furthermore, certain assets and liabilities, such as merchandise inventories and liabilities related to defined benefit pension plans, are presented using assumptions appropriate for an ongoing business. In the event of liquidation, other assumptions would be utilized and the amounts reflected in the financial statements would be subject to adverse adjustments in amounts which, while not presently determinable, would be material.

       Financial accounting during a Chapter 11 proceeding is prescribed in "Statement of Position 90-7 of the American Institute of Certified Public Accountants," titled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" which the Company adopted July 21, 1997. Among other things, Statement of Position 90-7 provides that the emergence from the Chapter 11 proceeding would result in the creation of a new reporting entity without any accumulated deficit and with the Company's assets and liabilities restated to their fair values, under so-called "fresh start" reporting. The impacts of fresh start reporting will be dependent on the terms of any plan of reorganization confirmed by the Bankruptcy Court and the fair values of assets and liabilities at such time. However, the Company believes that the present aggregate carrying value of goodwill and land, buildings and equipment exceed the fair value of such assets and, as a result, write-downs in the carrying value of such assets will likely be required as a part of fresh start reporting, although the amounts of such write-downs are not presently determinable.

       On July 21, 1997, the Company also announced its plan to close 29 stores and to eliminate approximately 15% of the staff at the Company's headquarters and regional administrative centers, subject to Court approval. These actions are expected to result in a pretax charge of $60 to $70 million in the third quarter of fiscal 1997 for store closing costs, including $55 to $65 million in non-cash write-offs of goodwill and write-downs of real estate and inventory. Additionally, it is expected that the third quarter of fiscal 1997 will include a charge of approximately $12 million to write-off the remaining balance of deferred financing costs pursuant to Statement of Position 90-7.

(2) The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended November 30, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The November 30, 1996, condensed balance sheet has been derived from the audited financial statements as of that date.

PAYLESS CASHWAYS, INC.


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

(4) Approximately 82% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $27.0 million, $24.3 million and $30.2 million higher than reported at May 31, 1997, November 30, 1996, and May 25, 1996, respectively.

(5)    Long-term debt consisted of the following:

                                                                    May 31,             November 30,             May 25,
       (In thousands)                                                1997                   1996                  1996
                                                                ---------------------------------------------------------
       Amended Credit Agreement                                 $    390,837           $    354,000           $   333,857
       Mortgage loan payable to insurance company                    100,608                108,000               115,591
       Senior subordinated notes                                     173,655                173,655               173,655
       Other senior debt                                               1,295                  1,352                 1,406
                                                                ---------------------------------------------------------
                                                                     666,395                637,007               624,509
       Less portion classified as current liability                  (19,208)               (18,340)              (15,449)
                                                                ---------------------------------------------------------
                                                                $    647,187           $    618,667           $   609,060
                                                                =========================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PETITION FOR RELIEF UNDER CHAPTER 11

On October 3, 1996, the Company amended its $408 million credit agreement (the "Amended Credit Agreement") to include two tranches of term loans in the aggregate amount of $273 million, a revolving credit facility of $135 million and a $60 million working capital facility. All facilities matured in November, 2000. As part of the amendment, permitted levels of capital expenditures were increased, additional collateral (including substantially all merchandise inventory) was added, various covenants were modified or eliminated and interest rates were increased. The Amended Credit Agreement was designed to give the Company additional flexibility and liquidity in order to continue the implementation of its strategic plan and provide the banks with additional security.

While the Company had sufficient liquidity to fund its current operations, the operating performance of the Company during the second quarter of fiscal 1997, which was well below the Company's expectations, has led management to conclude that it was unlikely that the Company would be able to comply with the covenants contained in its principal credit agreements at the end of the current fiscal year. In the course of the Company's subsequent negotiations with its senior lenders to restructure its debt and after considering all other alternatives with its financial adviser, Houlihan Lokey Howard & Zukin, including the sale of the Company and liquidation, the Company concluded that a Chapter 11 proceeding provided the best approach for a comprehensive financial restructuring of the Company. This action is intended to improve the Company's competitive position by establishing a more appropriate capital structure to operate the business in this period of unprecedented competitive pressure after a decade of dealing with a highly leveraged balance sheet which has limited capital expenditures.

On July 21, 1997, the Company filed a voluntary petition to reorganize under Chapter 11 and filed a plan of reorganization for its emergence from Chapter 11. The Company will operate its business as a debtor-in-possession, subject to the jurisdiction of the Court, while pursuing its reorganization plan to restructure the Company's capitalization. As a

PAYLESS CASHWAYS, INC.


debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without the approval, after notice and hearing, of the Court.

The Chapter 11 filing results in an automatic stay of the commencement or prosecution of claims against the Company that arose before the Petition Date. Until a reorganization plan is confirmed by the Court, payments of prepetition liabilities will be limited to those payments approved by the Court. In addition, a plan of reorganization will materially change the amounts currently recorded in its financial statements. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets, the amounts and classification of liabilities which may be allowed in the reorganization plan, or the ultimate capitalization of the Company.

On July 21, 1997, the Company filed a Disclosure Statement (the "Disclosure Statement") and Plan of Reorganization (the "Plan") with the Court. The Court must determine whether the Disclosure Statement contains adequate information to permit a creditor to make an informed decision about the Plan. Once the Disclosure Statement is approved, the Plan will be presented to the Company's impaired creditors and equity security holders. For a summary description of the Plan, See Note 1 to Notes to Condensed Financial Statements. Unless otherwise ordered by the Court, confirmation of the Plan requires approval of all impaired classes of creditors and affirmation by the Bankruptcy Court. There can be no assurance that the Plan will be approved in its present form.

If the Company is unable to obtain confirmation of its Plan, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process. In that event, it is possible that certain assets would not be realized and additional liabilities and claims would be asserted which are not presently reflected in the consolidated financial statements and which are not presently determinable. The effect of any such assertion or non-realization could be material. The Company will incur professional fees and other cash demands typically incurred in bankruptcy.

The rights of prepetition creditors and shareholders and the ultimate payment of their claims and interests may be substantially altered and, in some cases, eliminated under the Bankruptcy Code. It is not possible at this time to predict the ultimate outcome of the Chapter 11 proceeding or its effects on the Company's business or on the claims or interests of creditors or shareholders. As proposed by the Plan, the claims of prepetition unsecured creditors and the interests of shareholders will be materially adversely affected.

RESULTS OF OPERATIONS

Income

Net sales for the quarter ended May 31, 1997, decreased 3.1% from the same period of 1996 in total and 1.2% on a same-store sales basis. (Same stores are those open one full year.) Net sales for the first half of 1997 decreased 5.0% from the same period of 1996 in total and 2.7% on a same-store sales basis. Management believes that the sales declines for the second quarter and first half are primarily due to the impact of competitive pressure as well as a cool, wet spring. Same-store sales to do-it-yourself customers during the second quarter declined 7.3% and same-store sales to professional customers increased 6.7%. Six stores were closed during the first quarter of 1996 and eight additional stores were closed during the fourth quarter of 1996. Those fourteen stores accounted for $31.2 million of sales in the first half of 1996.

Costs and Expenses

Cost of merchandise sold as a percent of sales was 73.1% and 72.0% for the second quarter of 1997 and 1996, respectively. For the first half of 1997 and 1996, cost of merchandise sold as a percent of sales was 72.4% and 71.5%, respectively. The increase for the second quarter and first half of 1997 was primarily due to competitive price pressure and the growth in sales to the professional customer whose merchandise purchases include a higher percentage of commodity goods at margin rates somewhat lower than the Company's average.

Selling, general and administrative expenses were 22.9% and 22.4% of sales for the second quarter of 1997 and 1996, respectively. For the first half of 1997 and 1996, selling, general and administrative expenses were 25.2% and 24.3% of

PAYLESS CASHWAYS, INC.


sales, respectively. The increase as a percent of sales for the 1997 periods was due to lower sales. Selling, general and administrative expenses for the second quarter and first half of 1997 decreased approximately $1.8 million and $4.8 million, respectively, compared to the same periods of the prior year. The decrease in dollars for both periods of 1997 was due primarily to savings from eight stores closed in the fourth quarter of 1996.

The provision for depreciation and amortization decreased from the second quarter and first half of 1996 due primarily to goodwill written-off, assets written-down and assets removed from service in connection with a third quarter 1996 asset impairment charge and the closing of eight underperforming stores during the fourth quarter of 1996.

Interest expense for the second quarter and first half of 1997 increased compared to the same periods of 1996 primarily due to higher borrowing levels in 1997. Higher interest rates in 1997 also contributed to the increase in interest expense for both periods.

The income tax benefit for the first half of 1997 was $6.5 million compared to $1.6 million for the first half of 1996. The effective tax rates for both periods were different from the 35% statutory rate primarily due to the effect of goodwill amortization, which is non-deductible for income tax purposes. Such tax benefits reflect management's estimates of the annual effective tax rates at the end of each quarter. At the end of the second quarter of 1997, the Company adjusted its estimated annual effective income tax rate and the resulting year-to-date tax provision based on its estimate of annual pretax earnings. The Company reduced its annual earnings estimate based on the results of the second quarter and expectations for the balance of the year. Accordingly, the Company recorded a $12.1 million provision for income taxes in the second quarter of 1997. The second quarter income tax provision reduced the first quarter income tax benefit of $18.6 million by $12.9 million as a result of adjusting the estimated annual effective income tax rate.

Net Loss

Net loss for the quarter ended May 31, 1997, was $13.2 million compared to net income of $5.9 million for the same period of 1996. For the first half of 1997, net loss was $21.4 million compared to $1.8 million for the same period of 1996. Net loss for the first half of 1997 was primarily the result of decreased same-store sales. Although the second quarter income tax provision, mentioned above, accounted for most of that period's net loss, the second quarter 1997 net loss was also affected by decreased same-store sales.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for reporting periods ending after December 15, 1997. The Company expects adoption of SFAS 128 to have an immaterial effect on its earnings per share.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $4.9 million for the first half of 1997 compared to cash provided by operating activities of $32.0 million for the same period of 1996. The decrease in cash from operating activities was primarily caused by the increased net loss. Several other factors including a decrease in other current liabilities and an increase in income taxes receivable also contributed to the decrease in cash from operating activities. Other current liabilities decreased primarily due to the timing of payroll, insurance and property tax payments. Income taxes receivable increased due to a $6.5 million income tax benefit for the first half of 1997. During the first half of 1997 and 1996, the Company used cash of approximately $3.3 million and $8.4 million, respectively, in operating activities related to the execution of the 1996 and 1995 restructuring plans.

Borrowings have been available under the Amended Credit Agreement to supplement cash generated by operations. At May 31, 1997, $56.1 million was available for borrowing under the Amended Credit Agreement. At May 31, 1997, working capital was $152.0 million compared to $131.0 million and $104.4 million at November 30, 1996 and May 25, 1996, respectively. The current ratios at May 31, 1997, November 30, 1996, and May 25, 1996, were 1.45 to 1, 1.41 to 1, and 1.28 to 1, respectively.

Borrowings under the Amended Credit Agreement are no longer available to the Company. A commitment for a revolving credit facility (the "DIP Agreement"), subject to Court approval, has been entered into between the Company and the DIP Lenders. Certain terms of the DIP Agreement and

PAYLESS CASHWAYS, INC.


the Exit Facility are summarized in Note 1 to Notes to Condensed Financial Statements. The Company believes that its ongoing operating cash flow and the DIP Agreement should enable the Company to meet liquidity requirements during the restructuring process. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity.

The Company's primary investing activities are capital expenditures for the implementation of the Company's Dual Path strategy, renovation of existing stores, and additional equipment. The DIP Agreement, upon Court approval, will limit the amount of capital expenditures which can be made ($69 million in fiscal 1997, $21 million in the first quarter of fiscal 1998 and $17 million in the second quarter of fiscal 1998, subject to certain adjustments). The Company spent approximately $20.9 million and $19.7 million during the first half of 1997 and 1996, respectively, for the implementation of the Company's Dual Path strategy, including the acquisition of a door and trim manufacturer during January 1996 and a truss manufacturer during March 1997, renovation of existing stores, and additional equipment. The Company intends to finance the remaining fiscal 1997 capital expenditures of approximately $48.1 million, consisting primarily of the implementation of the Company's Dual Path strategy, renovation of existing stores and additional equipment, with funds generated from operations and borrowings under the DIP Agreement. During the first quarter of 1996, the Company sold a distribution center in connection with the 1995 restructuring plan, providing approximately $11.9 million of cash proceeds.

On July 21, 1997, the Company also announced its plan to close 29 stores and to eliminate approximately 15% of the staff at the Company's headquarters and regional administrative centers, subject to Court approval. These actions are expected to result in a pretax charge of $60 to $70 million in the third quarter of fiscal 1997 for store closing costs, including $55 to $65 million in non-cash write-offs of goodwill and write-downs of real estate and inventory. Additionally, it is expected that the third quarter of fiscal 1997 will include a charge of approximately $12 million to write-off the remaining balance of deferred financing costs pursuant to Statement of Position 90-7.

FORWARD-LOOKING STATEMENTS

Statements above in the sections entitled "Petition For Relief Under Chapter 11" and "Liquidity and Capital Resources" such as "unlikely," "intend", "estimated", "believe", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance.

Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; housing activity; lumber prices; product mix; growth of certain market segments; competitor activities; an excess of retail space devoted to the sale of building materials; success of the Dual Path strategy; the need for Bankruptcy Court approvals; the adequacy of and compliance with the DIP Agreement; stability of customer demand and supplier support and the many uncertainties involved in operating a business in a Chapter 11 bankruptcy environment. Additional information concerning certain of these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K and Form 10-Q, copies of which are available from the Company without charge or on the Company's web site, payless.cashways.com.

REVIEW BY INDEPENDENT AUDITORS

The condensed consolidated financial statements of Payless Cashways, Inc. for the thirteen week and twenty-six week periods ended May 31, 1997 and May 25, 1996, have been reviewed by KPMG Peat Marwick LLP, independent auditors. Their report is included in this filing.

PAYLESS CASHWAYS, INC.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         On July 21, 1997, the Company filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Missouri in Kansas City. During the course of its Chapter 11 case, the Company will continue business operations as a debtor-in-possession. As a debtor-in-possession, the Company may not engage in operations outside the normal course of business without approval of the Court. See Notes to Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders was held April 17, 1997. Shareholders voted in favor of each of the four nominees for director: Harold Cohen (32,186,007 for; 3,305,010 withheld), Scott G. Fossel (32,103,217 for;
3,387,800 withheld), George Latimer (32,002,079 for; 3,488,938 withheld) and Susan M. Stanton (31,562,024 for; 3,928,993 withheld). Gary S. Kohler was elected (35,360,779 for; 100 withheld) as a Class II director to fill the vacancy anticipated as a result of the resignation of Gary D. Rose. Directors who were previously elected and whose term of office as a director continued after the meeting were David Stanley, William A. Hall, Wayne B. Lyon, Louis W. Smith, Ralph Strangis, and John H. Weitnauer, Jr.

Item 5.  Other Information.

         Subsequent to the Annual Meeting of Shareholders, Gary S. Kohler, Wayne
B. Lyon and Harold Cohen have resigned from the Board of Directors for individual and various reasons.

PAYLESS CASHWAYS, INC.

Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.

                2.1      Plan of Reorganization.

                4.0 Long-term debt instruments of Payless in amounts not exceeding ten percent (10%) of the total assets of Payless will be furnished to the Commission upon request.

                10.1* Employment Agreement dated as of May 8, 1997, between Payless and Stanley K. Boyd.

                11.1     Computation of per share loss.

                15.1 Letter re unaudited financial information - KPMG Peat Marwick LLP.

                27.1     Financial data schedule.

                99.1 Press Release of July 21, 1997 announcing Chapter 11 filing.

*        Represents a management contract or a compensatory plan or arrangement.

         b.     Reports on Form 8-K.

                No reports on Form 8-K were filed by Payless during the quarter ended May 31, 1997.

PAYLESS CASHWAYS, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PAYLESS CASHWAYS, INC.
                                  (Registrant)


Date:  July 21, 1997        By:   s/Stephen A. Lightstone
                                  ---------------------------------------------
                                  Stephen A. Lightstone, Senior Vice President,
                                  Finance and Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)

                                EXHIBIT INDEX



                2.1      Plan of Reorganization.

                4.0 Long-term debt instruments of Payless in amounts not exceeding ten percent (10%) of the total assets of Payless will be furnished to the Commission upon request.

                10.1* Employment Agreement dated as of May 8, 1997, between Payless and Stanley K. Boyd.

                11.1     Computation of per share loss.

                15.1 Letter re unaudited financial information - KPMG Peat Marwick LLP.

                27.1     Financial data schedule.

                99.1 Press Release of July 21, 1997 announcing Chapter 11 filing.

*        Represents a management contract or a compensatory plan or arrangement.