Form 10-Q
period 1997-08-30
PAYLESS CASHWAYS INC
filed 1997-10-14
CIK 76744

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended August 30, 1997

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. YES / / NO / /*
     * The Company filed a voluntary petition pursuant to the provisions of Chapter 11 of the U.S. Bankruptcy Code on July 21, 1997. While the Company has submitted a plan of reorganization to the Court, the Court has not confirmed that plan.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 39,964,041 shares of Common Stock, $.01 par value, outstanding as of October 3, 1997.

                                PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

STATEMENTS OF OPERATIONS (Unaudited) (1) and (2)

(In thousands, except per share amounts)                   Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                    ---------------------------------------------------------------------
                                                       August 30,       August 24,          August 30,         August 24,
                                                          1997             1996                1997               1996
                                                    ---------------------------------------------------------------------

Income
     Net sales                                      $    632,107       $    723,793       $   1,780,848      $  1,932,812
     Other income                                          1,191              1,481               3,660             4,599
                                                    ---------------------------------------------------------------------
                                                         633,298            725,274           1,784,508         1,937,411

Costs and expenses
     Cost of merchandise sold (3)                        478,038            535,956           1,309,378         1,400,372
     Selling, general and administrative                 148,166            157,403             437,720           451,737
     Reorganization items (4)                              5,121                 --               5,121                --
     Special charges (3)                                  13,056              8,184              13,056             8,184
     Asset impairment charges (5)                         60,483             59,697              60,483            59,697
     Provision for depreciation and amortization          12,768             14,007              38,609            40,777
     Interest expense (contractual interest of
         $16,468, $0, $48,797, and $0, respectively)      14,663             14,438              46,992            44,396
     Interest income (6)                                      --             (4,900)                 --            (4,900)
                                                    ---------------------------------------------------------------------
                                                         732,295            784,785           1,911,359         2,000,263
                                                    ---------------------------------------------------------------------
                        LOSS BEFORE INCOME TAXES         (98,997)           (59,511)           (126,851)          (62,852)

Federal and state income taxes (6)                       (33,595)           (36,633)            (40,085)          (38,217)
                                                    ---------------------------------------------------------------------
                                        NET LOSS    $    (65,402)      $    (22,878)      $     (86,766)     $    (24,635)
                                                    =====================================================================
Net loss attributable to common stock               $    (67,037)      $    (24,388)      $     (91,575)     $    (29,077)
                                                    =====================================================================
Net loss per common share (7)                       $      (1.68)      $       (.61)      $       (2.29)     $       (.73)
                                                    =====================================================================
Weighted average common shares outstanding                39,965             39,952              39,963            39,939
                                                    =====================================================================

See notes to condensed financial statements

CONDENSED BALANCE SHEETS (Unaudited) (1) and (2)

                                                                  August 30,           November 30,            August 24,
(In thousands)                                                       1997                   1996                  1996
                                                                ---------------------------------------------------------
ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                $     36,707           $         425         $       166
       Merchandise inventories (8)                                   348,780                 399,010             399,373
       Prepaid expenses and other current assets                      14,930                  22,281              23,875
       Income taxes receivable                                        47,421                  15,200              15,200
       Deferred income taxes                                          12,733                  13,681              14,505
                                                                ---------------------------------------------------------
                                        TOTAL CURRENT ASSETS         460,571                 450,597             453,119

     OTHER ASSETS
       Real estate held for sale (5)                                  44,321                  18,529              14,642
       Cost in excess of net assets acquired, less
         accumulated amortization of $112,332,
         $105,198 and $102,829, respectively (5)                     268,120                 292,946             295,315
       Deferred financing costs                                       11,176                  12,837              10,002
       Other                                                          15,511                  12,917              15,325

     LAND, BUILDINGS AND EQUIPMENT                                   719,173                 782,935             788,642
       Allowance for depreciation and amortization                  (275,011)               (277,643)           (277,948)
                                                                ---------------------------------------------------------
         TOTAL LAND, BUILDINGS AND EQUIPMENT                         444,162                 505,292             510,694
                                                                ---------------------------------------------------------

                                                                $  1,243,861           $   1,293,118         $ 1,299,097
                                                                ========================================================

See notes to condensed financial statements

CONDENSED BALANCE SHEETS - Continued (Unaudited) (1) and (2)

                                                                  August 30,           November 30,           August 24,
(In thousands)                                                       1997                  1996                  1996
                                                                --------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt (9)                    $    465,372          $     18,340          $     16,713
       Trade accounts payable                                         17,991               121,891               148,748
       Other current liabilities (5)                                 125,452               172,918               172,621
       Income taxes payable                                            8,980                 6,444                 3,230
                                                                --------------------------------------------------------
                                   TOTAL CURRENT LIABILITIES         617,795               319,593               341,312

     LONG-TERM DEBT, less portion
       classified as current liability (9)                                --               618,667               611,332

     NON-CURRENT LIABILITIES
       Deferred income taxes                                          29,358                41,665                38,370
       Other                                                          21,462                23,462                23,891

     LIABILITIES SUBJECT TO COMPROMISE (10)                          372,158                    --                    --

     SHAREHOLDERS' EQUITY
       Preferred Stock, $1.00 par value, 25,000,000
        shares authorized; issued:
           Cumulative Preferred Stock, 406,000 shares,
             $83,372, $78,563 and $77,022 aggregate
             liquidation preference, respectively                     40,600                40,600                40,600
       Common Stock, $.01 par value:
           Voting, 150,000,000 shares authorized,
             39,964,041, 37,709,028, and 37,705,628
             shares issued, respectively                                 400                   377                   377
           Non-Voting Class A, 5,000,000 shares
             authorized, 0, 2,250,000 and
             2,250,000 shares issued, respectively                        --                    23                    23
       Additional paid-in capital                                    487,851               487,728               487,746
       Accumulated deficit                                          (325,763)             (238,997)             (244,554)
                                                                ---------------------------------------------------------
                                  TOTAL SHAREHOLDERS' EQUITY         203,088               289,731               284,192
                                                                ---------------------------------------------------------
                                                                $  1,243,861          $  1,293,118          $  1,299,097
                                                                =========================================================

See notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (1) and (2)

                                                                                         Thirty-Nine Weeks Ended
                                                                             ----------------------------------------------
                                                                                 August 30,                      August 24,
(In thousands)                                                                      1997                            1996
                                                                             ----------------------------------------------

Cash Flows from Operating Activities

     Net loss                                                                $         (86,766)              $     (24,635)
     Adjustments  to  reconcile  net  loss to net cash
      provided  by  operating  activities:
         Depreciation and amortization                                                  38,609                      40,777
         Asset impairment charges (5)                                                   60,483                      59,697
         Deferred income taxes                                                         (11,359)                    (17,260)
         Non-cash reorganization items (4)                                               2,481                          --
         Non-cash interest                                                               2,500                       1,800
         Other                                                                           2,048                       1,578
     Changes in assets and liabilities                                                  54,747                     (32,533)
                                                                             ----------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                          62,743                      29,424

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                                        (33,764)                    (27,552)
     Proceeds from sale of land, buildings and equipment                                12,277                      12,649
     Acquisition of business, excluding working capital:
       Land, buildings and equipment                                                        --                        (193)
       Purchase price in excess of net assets acquired                                  (1,015)                     (1,360)
     Increase in other assets                                                           (2,593)                       (972)
                                                                             ----------------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                             (25,095)                    (17,428)

Cash Flows from Financing Activities

     Retirements of long-term debt                                                     (10,703)                    (26,911)
     Net proceeds from revolving credit facility                                        13,461                      14,857
     Financing fees                                                                     (3,320)                       (381)
     Sale of Common Stock under stock option plan                                           --                          94
     Other                                                                                (804)                       (449)
                                                                             ----------------------------------------------
     NET CASH USED IN FINANCING ACTIVITIES                                              (1,366)                    (12,790)
                                                                             ----------------------------------------------
     Net increase (decrease) in cash and cash equivalents                               36,282                        (794)
     Cash and cash equivalents, beginning of period                                        425                         960
                                                                             ----------------------------------------------
     Cash and cash equivalents, end of period                                $          36,707               $         166
                                                                             ==============================================

See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
Thirty-nine weeks ended August 30, 1997, and August 24, 1996.

(1) On July 21, 1997 (the "Petition Date"), the Company commenced a reorganization case (the "Case") by filing a voluntary petition for relief under Chapter 11, Title 11 of the United States Code ("Chapter 11") in the U.S. Bankruptcy Court for the Western District of Missouri in Kansas City (the "Court").

       While the Company had sufficient liquidity to fund its current operations, the operating performance of the Company during the second quarter of fiscal 1997, which was well below the Company's expectations, led management to conclude that it was unlikely that the Company would be able to comply with the covenants contained in its principal credit agreements at the end of the current fiscal year. In the course of the Company's subsequent negotiations with its senior lenders to restructure its debt and after considering all other alternatives with its financial adviser, Houlihan Lokey Howard & Zukin, including the sale of the Company and liquidation, the Company concluded that a Chapter 11 proceeding provided the best approach for a comprehensive financial restructuring of the Company.

       On July 21, 1997, the Company filed a Disclosure Statement and a Plan of Reorganization with the Court. The Disclosure Statement and the Plan were subsequently amended on September 5, 1997, and modified on October 9, 1997. The Disclosure Statement and the Plan of Reorganization, as amended, are referred to herein as the "Disclosure Statement" and the "Plan," respectively. The following summary of the Plan omits certain information set forth in the Plan. Any statements contained herein concerning the Plan are not necessarily complete, and in each such instance reference is made to the Plan, a copy of which is filed as an exhibit to this report. Each such statement is qualified in its entirety by such reference. On October 10, 1997, the Court determined that the Disclosure Statement contains adequate information to permit a creditor to make an informed decision about the Plan. The Plan will now be presented to the Company's impaired creditors and equity security holders for acceptance or rejection. Under the Plan, the Company proposes to cancel existing shares of common and preferred stock and issue approximately 20,000,000 shares of newly reorganized Payless Cashways, Inc. common stock (the "New Common Stock"), as described below.

       The Plan generally provides for the following: (I) The secured bank group (the "Existing Lenders") under the existing credit agreement (the "Amended Credit Agreement") will receive (a) payment of accrued interest, fees and expenses, (b) Net Cash Proceeds (as defined in the Plan) from the sale of certain collateral securing the Amended Credit Agreement and the collection of certain promissory notes pledged to the Existing Lenders, (c) their allocable portion of $273 million of new term notes (the "New Term Notes") under a secured term loan facility to take effect upon emergence from Chapter 11 (the "Term Facility") and (d) an estimated 10,800,000 shares of New Common Stock (equivalent to approximately 54% of the shares of the newly reorganized Company expected to be outstanding upon emergence from Chapter 11 (the "Effective Date")), of which 460,000 shares will be distributed to the lenders providing a revolving credit facility to supply working capital financing to take effect upon emergence from Chapter 11 (the "Exit Facility") in consideration for their commitment to provide the Exit Facility. The aggregate principal amount of the New Term Notes and the number of shares of New Common Stock allocated to the Existing Lenders are subject to adjustment as set forth in the Plan. The New Term Notes will be subject to a scheduled amortization of an aggregate of $3 million per year and shall be prepaid in the amount of any dispositions or realizations on certain collateral. In addition, the New Term Notes will be prepaid from an annual cash flow sweep of 65% of excess cash flow (as defined in the Term Facility). The New Term Notes will also contain covenants and other provisions consistent with the Amended Credit Agreement. (II) The holders of notes under the existing loan facility with the Prudential Insurance Company of America (the "Prudential Loan Facility") will receive new Prudential notes (the "New Prudential Notes") pursuant to a new Prudential Loan Facility in the amount of the existing notes. These New Prudential Notes will bear interest at a rate of LIBOR plus 4.0% per annum, mature seven years from the Effective Date, will amortize at a rate of $4 million per year, subject to adjustment for asset sales proceeds applied as a credit toward the scheduled amortization, and will be secured by the same collateral that secures the existing Prudential Loan Facility. (Subsequent to July 21, 1997, Prudential sold its interest in these notes to UBS Mortgage Finance, Inc.) (III) Unsecured claims against the Company of vendors and suppliers for goods delivered and services rendered prior to the Petition Date, claims in respect of the Senior Subordinated Notes, contingent unliquidated claims and claims for damage arising from the rejection by the Company pursuant to Section 365 of the Bankruptcy Code of executory contracts and unexpired leases (collectively, "General Unsecured Claims") will receive their pro rata share of an aggregate number of shares of New Common Stock equal to (a) 19,000,000 less (b) the number of such shares allocated to the Existing Lenders. It is estimated that holders of General Unsecured Claims will receive

       8,269,329 shares or approximately 41% of the shares of the newly reorganized Company expected to be outstanding on the Effective Date.
       (IV) Holders of issued and outstanding shares of existing preferred stock will receive their pro rata share of 600,000 shares of New Common Stock (estimated to be 3% of the shares of the newly reorganized Company expected to be outstanding on the Effective Date). (V) Holders of issued and outstanding shares of existing common stock will receive their pro rata share of 400,000 shares of New Common Stock (estimated to be 2% of the shares of the newly reorganized Company expected to be outstanding on the Effective Date). In addition, any stock options relating to existing preferred stock and common stock will be canceled on the Effective Date. In the event that any impaired class of unsecured creditors or equity security holders rejects the Plan, holders of existing shares of common stock would not receive or retain any property under the Plan.

       Fractional shares of New Common Stock will not be issued to creditors or shareholders in connection with the Plan. In addition, no distribution of less than $5.00 will be made for fractional share interests. As a result of these provisions, many current equity security holders will receive no distribution of stock or cash under the Plan.

       Borrowings under the Amended Credit Agreement are no longer available to the Company. A commitment for a revolving credit facility (the "DIP Agreement") has been entered into between the Company and a group of institutional lenders (the "DIP Lenders") led by Canadian Imperial Bank of Commerce ("CIBC"), as agent bank, and was approved by the Court. The aggregate DIP Agreement commitment is $125 million with sublimits of $100 million for revolving credit loans and documentary letters of credit (which may not exceed $15 million in the aggregate outstanding at any one time) and $25 million for standby letters of credit. On April 1, 1998, the commitment will be automatically reduced to $100 million with the revolving credit/documentary letter of credit subfacility reducing to $75 million. Interest is to be charged at an annualized rate of 1.5% in excess of CIBC's Alternate Base Rate or, at the Company's option, LIBOR plus 2.5%.

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

       The DIP Agreement will terminate on the Effective Date or, if earlier, one year after the Petition Date, subject to certain other termination provisions. On the Effective Date, the Company intends to pay all amounts outstanding under the DIP Agreement. It is currently proposed that such payments will be financed from the proceeds of the Exit Facility. As currently proposed, the Exit Facility will have a commitment of $150 million for revolving loans with a sublimit of $40 million for letters of credit. Revolving credit loans under the Exit Facility will bear interest at the rate of LIBOR plus 2.5% per annum. The Exit Facility will be secured by the same liens on all the collateral securing the DIP Agreement. The Exit Facility will contain a number of financial conditions, which the Company must meet in order to draw down the facility. Among those conditions, the Company must: 1) have earnings before interest, taxes, depreciation and amortization (EBITDA) during the four months ended November 29, 1997, not less than $12.9 million; 2) have a debt to EBITDA ratio of not more than 7.9 to 1 for the 12 months preceding the Effective Date; and 3) have post-petition trade payables of not less than $30.6 million on the Effective Date.

       In order for the Company to reorganize and emerge from the Case, the Court must confirm a plan of reorganization. A disclosure statement, approved by the Court will be sent to all classes of impaired creditors and equity security holders for acceptance or rejection. On November 19, 1997, following acceptance or rejection of any plan by impaired classes of creditors and equity security holders, the Court is scheduled to consider whether to confirm the Plan. Among other things, to confirm a plan the Court is generally required to find that (a) each impaired class of creditors and equity security holders will, pursuant to the Plan, receive at least as much as the class would have received in liquidation of the Company, (b) each impaired class of creditors and equity security holders has accepted the Plan by the requisite vote and (c) confirmation of the Plan is not likely to be followed by the liquidation or need for further financial restructuring of the Company. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all other requirements of the Bankruptcy Code are met, the plan proponents may invoke the so-called "cram-down" provisions of the Bankruptcy Code, whereby the Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or security holders if, among other things, the plan is fair and equitable and does not discriminate unfairly with respect to each impaired class of claims or interests that has not accepted the plan. The Unsecured Creditors' Committee and the Equity Committee have expressed support of the Plan.

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

       On July 21, 1997, the Company also announced its plan to close 29 stores and to eliminate approximately 15% of the staff at the Company's headquarters and regional administrative centers. The Court subsequently approved such plan on August 6, 1997. See Notes 3, 4, and 5 for a description of related charges recorded in the third quarter of 1997.

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

(3) A special charge of $13.1 million ($8.1 million after tax), primarily a cash charge, was recorded in the third quarter of fiscal 1997 in connection with the closing of 29 stores as part of the Company's reorganization under Chapter 11. In addition, the Company recorded an inventory write-down of $10.7 million ($6.6 million after tax), included in cost of merchandise sold, in connection with the store closings. The 1997 special charge includes:

                                                  Amount                     Amount                    Reserve
                                                  Charged                   Utilized                     at
              (In millions)                        1997                  Through 8/30/97               8/30/97
                                                ---------                ---------------               -------

              Real estate disposal costs          $   6.8                  $      .1                   $   6.7
              Severance costs                         6.3                         .3                       6.0
                                                ---------                ---------------               -------
                                                  $  13.1                  $      .4                   $  12.7
                                                =========                ===============               =======

       Historical financial data for the 29 closed stores is as follows for the thirty-nine week periods presented:

              (In thousands)                       1997                         1996
                                               -------------               ------------
              Net sales                        $     204,707               $   240,132
              Net operating income (loss)      $      (5,101)              $     4,539

       A special charge of $8.2 million ($5.0 million after tax), primarily a cash charge, was recorded in the third quarter of fiscal 1996 in connection with the future closing of nine underperforming stores. The Company also recorded an inventory write-down of $5.8 million ($3.5 million after tax), included in cost of merchandise sold, in connection with the store closings. The 1996 special charge includes future store rentals of $3.7 million and real estate disposal costs of $4.5 million.

       For the thirty-nine week period ended August 24, 1996, net sales and net operating loss for the nine closed stores were $45.5 million and $3.2 million, respectively.

(4)    In connection  with its Chapter 11 filing on July 21, 1997,  discussed at
       Note 1, the Company recorded reorganization items of $5.1 million during the quarter ended August 30, 1997. Reorganization items for this period consisted of professional fees of $2.8 million, the write-off of deferred financing costs of $2.5 million and interest income of $0.2 million.

(5) The Company recorded an asset impairment charge of $60.5 million ($43.9 million after tax) and $59.7 million ($44.6 million after tax) in the third quarters of 1997 and 1996, respectively. The asset impairment charges were recorded after considering current and expected future operating cash flows for certain stores together with the proceeds the Company could expect to receive upon the sale of these assets.

       The Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," in 1996. Primarily because the environment for building materials retailing has continued to be increasingly competitive, the Company first conducted its review in the third quarter of 1996 and determined certain assets were impaired. In the third quarter of 1997, the Company again conducted a review of underperforming stores and determined that certain additional assets were impaired, including assets related to twenty-nine stores which the Company determined to close (see
       Note 3). These assets included certain real estate, including future store lease obligations, and associated goodwill which is attributable to those assets and which was established in 1988 as part of the Company's leveraged buyout.

       In 1997 as a result of the impairment charge, certain real estate carrying values were reduced $28.8 million, goodwill was reduced $18.7 million and a $13.0 million liability for future store lease payments was recorded. In 1996 as a result of the impairment charge, goodwill was reduced $22.4 million, certain real estate carrying values were reduced $25.7 million and a $11.6 million liability for future store lease payments, net of $6.0 million in amounts the Company estimated to be recoverable, was recorded.

(6) On August 20, 1996, the Small Business Job Protection Act of 1996 was signed into law. Certain provisions of this Act clarified the Tax Reform Act of 1986 and made retroactively tax deductible certain costs and expenses previously recorded by the Company without any related tax benefit. In addition, the Company settled with the Internal Revenue Service regarding several tax issues. As a result, the Company recorded a tax benefit of $23.7 million and related interest income of $4.9 million ($2.9 million after tax) in the third quarter of 1996. This tax benefit included recoverable income taxes of $10.0 million and non-cash tax benefits of $13.7 million.

(7) Net loss per common share has been computed based on the weighted average number of existing common shares outstanding during the period. Common stock equivalents, consisting of certain stock options and shares issuable under the Director Deferred Compensation Plan, have not been considered because the effect would be dilutive. For purposes of this computation, net loss was adjusted for dividend requirements on preferred stock. If effected, the Plan would materially affect the existing preferred and common stock and would substantially dilute the ownership of existing common shareholders.

(8) Approximately 82% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $27.3 million, $24.3 million and $31.7 million higher than reported at August 30, 1997, November 30, 1996, and August 24, 1996, respectively.

(9) Long-term debt consisted of the following:

                                                                  August 30,            November 30,           August 24,
       (In thousands)                                                1997                   1996                  1996
                                                                ---------------------------------------------------------

       DIP Agreement                                            $         --           $         --           $        --
       Amended Credit Agreement                                      367,462                354,000               340,857
       Mortgage loan                                                  97,364                108,000               112,154
       Senior subordinated notes                                     173,655                173,655               173,655
       Other senior debt                                               1,285                  1,352                 1,379
                                                                ---------------------------------------------------------
                                                                     639,766                637,007               628,045
       Less portion classified as current liability                 (465,372)               (18,340)              (16,713)
       Less portion classified as liabilities
          subject to compromise                                     (174,394)                    --                    --
                                                                ---------------------------------------------------------
                                                                $         --           $    618,667           $   611,332
                                                                =========================================================

       The terms of substantially all of the Company's debt agreements contain cross default provisions. The commencement of the Case constituted a default under the Amended Credit Agreement, the mortgage loan and the senior subordinated notes. The outstanding balances of the Company's long-term debt outstanding at August 30, 1997, have been classified as current liabilities to the extent such amounts are not classified as liabilities subject to compromise. The Company has discontinued, effective July 21, 1997, the accrual of interest on pre-petition debt that is unsecured or estimated to be under-secured (see Note 10).



(10) Liabilities subject to compromise consisted of the following:

                                                                  August 30,
                    (In thousands)                                   1997
                                                                 -----------
                    Trade accounts payable                       $   125,773
                    Other current liabilities                         48,098
                    Taxes other than income                            9,370
                    Senior subordinated debentures                   173,655
                    Other long-term debt                                 725
                    Other non-current liabilities                     14,537
                                                                 -----------
                    Total liabilities subject to compromise      $   372,158

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PETITION FOR RELIEF UNDER CHAPTER 11

On October 3, 1996, the Company amended its $408 million credit agreement (the "Amended Credit Agreement") to include two tranches of term loans in the aggregate amount of $273 million, a revolving credit facility of $135 million and a $60 million working capital facility. All facilities mature in November 2000. As part of the amendment, permitted levels of capital expenditures were increased, additional collateral (including substantially all merchandise inventory) was added, various covenants were modified or eliminated and interest rates were increased. The Amended Credit Agreement was designed to give the Company additional flexibility and liquidity in order to continue the implementation of its strategic plan and provide the banks with additional security.

While the Company had sufficient liquidity to fund its current operations, the operating performance of the Company during the second quarter of fiscal 1997, which was well below the Company's expectations, led management to conclude that it was unlikely that the Company would be able to comply with the covenants contained in its principal credit agreements at the end of the current fiscal year. In the course of the Company's subsequent negotiations with its senior lenders to restructure its debt and after considering all other alternatives with its financial adviser, Houlihan Lokey Howard & Zukin, including the sale of the Company and liquidation, the Company concluded that a Chapter 11 proceeding provided the best approach for a comprehensive financial restructuring of the Company. This action is intended to improve the Company's competitive position by establishing a more appropriate capital structure to operate the business in this period of unprecedented competitive pressure after a decade of dealing with a highly leveraged balance sheet, which has limited capital expenditures.

On July 21, 1997, the Company filed a voluntary petition to reorganize under Chapter 11 and filed a plan of reorganization for its emergence from Chapter 11. The Company is operating its business as a debtor-in-possession, subject to the jurisdiction of the Court, while pursuing its reorganization plan to restructure the Company's capitalization. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without the approval, after notice and hearing, of the Court.

The Chapter 11 filing results in an automatic stay of the commencement or prosecution of claims against the Company that arose before the Petition Date. Until the Court confirms a reorganization plan, payments of pre-petition liabilities will be limited to those payments approved by the Court. In addition, a plan of reorganization will materially change the amounts currently recorded in its financial statements. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets, the amounts and classification of liabilities which may be allowed in the reorganization plan, or the ultimate capitalization of the Company.

On July 21, 1997, the Company filed the Disclosure Statement and Plan with the Court. The Disclosure Statement and Plan were subsequently amended on September 5, 1997, and modified on October 9, 1997. On October 10, 1997, the Court determined that the Disclosure Statement contains adequate information to permit a creditor to make an informed decision about the Plan. The Plan will now be presented to the Company's impaired creditors and equity security holders for acceptance or rejection. A hearing on confirmation is scheduled to occur November 19, 1997, at which time, the Court will decide whether to approve the Plan. For a summary description of the Plan, See Note 1 to Notes to Condensed Financial Statements. Unless otherwise ordered by the Court, confirmation of the Plan requires approval of all impaired classes of creditors and affirmation by the Bankruptcy Court. There can be no assurance that the Plan will be approved in its present form.

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

The rights of pre-petition creditors and shareholders and the ultimate payment of their claims and interests may be substantially altered and, in some cases, eliminated under the Bankruptcy Code. Although the Company is optimistic the Plan will be confirmed on November 19, 1997, and that it will emerge from the protection of the Bankruptcy Court, it is not possible at this time to predict the ultimate outcome of the Chapter 11 proceeding or its effects on the Company's business or on the claims or interests of creditors or shareholders. As proposed by the Plan, the claims of pre-petition unsecured creditors and the interests of shareholders will be materially adversely affected.



RESULTS OF OPERATIONS

Income

Net sales for the quarter ended August 30, 1997, decreased 12.7% from the same period of 1996 in total and 8.7% on a comparable-store sales basis. (Comparable stores are those open one full year.) Net sales for the first three quarters of 1997 decreased 7.9% from the same period of 1996 in total and 4.6% on a comparable store sales basis. Management believes that sales for the third quarter were adversely impacted by the disruption in the supply of product and the erosion of customer confidence caused by the Chapter 11 filing as well as continuing competitive pressure. Same store sales to do-it-yourself customers during the third quarter declined 14.1% and same-store sales to professional customers declined 1.9%. Twenty-three stores were closed during the third quarter of 1997, six stores were closed during the first quarter of 1996 and eight additional stores were closed during the fourth quarter of 1996. Those 37 stores, as well as six additional stores planned to close in the fourth quarter of 1997, accounted for $204.9 million and $287.0 million of sales in the first three quarters of 1997 and 1996, respectively.


Costs and Expenses

Cost of merchandise sold as a percent of sales was 75.6% and 74.1% for the third quarter of 1997 and 1996, respectively. For the first three quarters of 1997 and 1996, cost of merchandise sold as a percent of sales was 73.5% and 72.5%, respectively. An inventory write-down of $10.7 million ($6.6 million after tax), related to the closing of twenty-nine stores in connection with the Company's reorganization under Chapter 11, was 1.7% and 0.6% of sales for the third quarter and first three quarters of 1997, respectively. An inventory write-down of $5.8 million ($3.5 million after tax), related to the closing of nine underperforming stores, was 0.8% and 0.3% of sales for the third quarter and first three quarters of 1996, respectively. Excluding the effect of both the 1997 and 1996 inventory write-downs, the increase of cost of merchandise sold for the third quarter and the first three quarters of 1997 was primarily due to competitive pressure and the growth in sales to the professional customer whose merchandise purchases include a higher percentage of commodity goods at margin rates somewhat lower than the Company's average. The disruption in the supply of product resulting from the Chapter 11 filing caused some increase in cost of goods sold for the third quarter of 1997 due to purchasing product from secondary sources at higher costs.

Selling, general and administrative expenses were 23.5% and 21.7% of sales for the third quarter of 1997 and 1996, respectively. For the first three quarters of 1997 and 1996, selling, general and administrative expenses were 24.6% and 23.3% of sales, respectively. The increase as a percent of sales for both periods of 1997 was due primarily to lower sales. The decrease in dollars for both periods of 1997 was due primarily to savings from eight stores closed in the fourth quarter of 1996.

In connection with its Chapter 11 filing on July 21, 1997, discussed above, the Company recorded reorganization items of $5.1 million during the quarter ended August 30, 1997. Reorganization items for this period consisted of professional fees of $2.8 million, the write-off of deferred financing costs of $2.5 million and interest income of $0.2 million.

A special charge of $13.0 million ($8.1 million after tax), primarily a cash charge, was recorded in the third quarter of fiscal 1997 to reflect real estate disposal and severance costs related to the future closing of twenty-nine underperforming stores as part of the Company's reorganization under Chapter 11. A special charge of $8.2 million ($5.0 million after tax), primarily a cash charge, was recorded in the third quarter of fiscal 1996 to reflect future store rentals and real estate disposal costs related to the future closing of nine underperforming stores.

The Company recorded an asset impairment charge of $60.5 million ($43.9 million after tax) and $59.7 million ($44.6 million after tax) in the third quarters of 1997 and 1996, respectively. Primarily because the environment for building materials retailing has continued to be increasingly competitive, the Company first conducted its review in the third quarter of 1996 and determined certain assets were impaired. In the third quarter of 1997, the Company again conducted a review of underperforming stores and determined that certain additional assets were impaired, including assets related to twenty-nine stores, which the Company determined to close. The asset impairment charges were recorded after considering current and expected future operating cash flows for certain stores together with the proceeds the Company could expect to receive upon the sale of these assets.

The provision for depreciation and amortization decreased from the third quarter and first three quarters of 1996 due primarily to goodwill written-off and assets written down in connection with the 1996 asset impairment charge, described above, and assets removed from service in connection with the 1996 store closings.

Interest expense for the third quarter and first three quarters of 1997 increased compared to the same periods of 1996 primarily due to higher borrowing levels in 1997. The Company has discontinued, effective July 21, 1997, the accrual of interest on pre-petition debt that is unsecured or estimated to be unsecured. The Company also recorded interest income of $4.9 million ($2.9 million after tax) in the third quarter of 1996 related to a tax benefit arising out of 1996 legislation and a settlement with the Internal Revenue Service.

The income tax benefit for the first three quarters of 1997 was $40.1 million compared to $38.2 million for the first three quarters of 1996. On August 20, 1996, the Small Business Job Protection Act of 1996 was signed into law. Certain provisions of this Act clarified the Tax Reform Act of 1986 and made retroactively tax deductible certain costs and expenses previously recorded by the Company without any related tax benefit. In addition, the Company settled with the Internal Revenue Service ("IRS") regarding several tax issues. As a result, the Company recorded a tax benefit of $23.7 million and related interest income, discussed earlier. This tax benefit included recoverable income taxes of $10.0 million and non-cash tax benefits of $13.7 million. The effective tax rates for both periods were different from the 35% statutory rate primarily due to the effect of goodwill amortization and the third quarter write-offs of goodwill as part of the asset impairment charges, both of which are non-deductible for income tax purposes, and due to the tax benefit related to 1996 legislation and the IRS settlement. Such tax benefit reflects management's estimates of the annual effective tax rates at the end of each quarter.


Net Loss

Net loss for the quarter ended August 30, 1997, was $65.4 million compared to $22.9 million for the same period of 1996. The net loss for the 1997 quarter reflects the $10.7 million inventory write-down, the reorganization items of $5.1 million, the $13.1 million special charge, and the $60.5 million asset impairment charge, previously discussed. The net loss for the 1996 quarter reflects the $5.8 million inventory write-down, the $8.2 million special charge, the $59.7 million asset impairment charge, the $23.7 million federal income tax benefit, and related $4.9 million interest income, previously discussed. Without these non-routine items, net loss for the third quarter of 1997 would have been $3.7 million and net income for the third quarter of 1996 would have been $3.6 million.

For the first three quarters of 1997, net loss was $86.8 million compared to $24.6 million for the same period of 1996. The net loss for the 1997 period reflects the inventory write-down, the special charge, and the asset impairment charge, discussed above. The net loss for the 1996 period reflects the inventory write-down, the special charge, the asset impairment charge, the federal income tax benefit, and the related interest income, discussed above. Excluding the non-routine items recorded in the third quarters of both years, net loss for the first three quarters of 1997 would have been $25.1 million and net income for the first three quarters of 1996 would have been $1.9 million.

The following chart presents pro forma results (excluding non-routine items) in order to make appropriate comparisons of the operating profile of the Company for each of the periods presented:

Comparative Operating Data

(In thousands, except per share amounts)
                                                              Thirteen Weeks Ended
                                 ----------------------------------------------------------------------------
                                            August 30, 1997                            August 24, 1996
                                 ----------------------------------        ----------------------------------
                                                        Historical                                 Historical
                                       Pro Forma        (Including              Pro Forma          (Including
                                      (Excluding        non-routine            (Excluding         non-routine
                                  non-routine items)      items)           non-routine items)        items)
                                 ----------------------------------        ----------------------------------
Net sales and other income          $   633,298       $   633,298           $    725,274        $    725,274
Income from operations before
  depreciation and amortization          17,787             7,094                 37,762              31,915
Income (loss) before income taxes        (9,644)          (98,997)                 9,317             (59,511)
Federal and state income taxes           (5,910)          (33,595)                 5,689             (36,633)
Net income (loss)                        (3,734)          (65,402)                 3,628             (22,878)
Net income (loss) per common
  share                             $    (0.13)       $     (1.68)          $       0.05        $      (0.61)

                                                               Thirty-Nine Weeks Ended
                                 ----------------------------------------------------------------------------
                                            August 30, 1997                           August 24, 1996
                                 -----------------------------------       ----------------------------------
                                                          Historical                               Historical
                                     Pro Forma            (Including            Pro Forma          (Including
                                     (Excluding         non-routine            (Excluding         non-routine
                                 non-routine items)         items)         non-routine items)         items)
                                 -----------------------------------       ----------------------------------
Net sales and other income          $1,784,508        $ 1,784,508           $  1,937,411        $  1,937,411
Income from operations before
  depreciation and amortization          48,103            37,410                 91,149              85,302
Income (loss) before income taxes       (37,498)         (126,851)                 5,976             (62,852)
Federal and state income taxes          (12,400)          (40,085)                 4,105             (38,217)
Net income (loss)                       (25,098)          (86,766)                 1,871             (24,635)
Net income (loss) per common
  share                             $    (0.75)       $     (2.29)          $      (0.06)       $      (0.73)


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $62.7 million for the first three quarters of 1997 compared to $29.4 million for the same period of 1996. The increase in cash from operating activities was primarily caused by a decrease in merchandise inventories and an increase in trade accounts payable, both in connection with the Chapter 11 filing. Excluding these and other changes in assets and liabilities, cash from operating activities would have been $8.0 million for the first three quarters of 1997 compared to $62.0 million for the same period of 1996 primarily due to lower sales and gross margins. During the first three quarters of 1997 and 1996, the Company used cash of approximately $4.2 million and $10.1 million, respectively, in operating activities related to the execution of the 1996 and 1995 restructuring plans.

A commitment for a revolving credit facility (the "DIP Agreement") has been entered into between the Company and the DIP Lenders and was subsequently approved by the Court. Certain terms of the DIP Agreement and the Exit Facility are summarized in Note 1 to Notes to Condensed Financial Statements. Borrowings have been available under the DIP Agreement to supplement cash generated by operations since July 21, 1997. At August 30, 1997, $95.1 million was available for borrowing under the DIP Agreement. At August 30, 1997, there was a working capital deficit of $157.2 million due to the reclassification of long-term debt as current, partially offset by the reclassification of current liabilities as liabilities subject to compromise. Working capital was $131.0 million and $111.8 million at November 30, 1996 and August 24, 1996, respectively. The current ratio at August 30, 1997, was .7 to 1 due to the same factors causing the working capital deficit. The current ratios at November 30, 1996, and August 24, 1996, were 1.41 to 1, and 1.33 to 1, respectively.

The Company believes that its ongoing operating cash flow and the DIP Agreement should enable the Company to meet liquidity requirements during the reorganization proceeding. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity.

The DIP Agreement will terminate on the Effective Date or, if earlier, one year after the Petition Date, subject to certain other termination provisions. On the Effective Date, the Company intends to pay all amounts outstanding under the DIP Agreement. It is currently proposed that such payments will be financed from the proceeds of the Exit Facility. As currently proposed, the Exit Facility will have a commitment of $150 million for revolving loans with a sublimit of $40 million for letters of credit. Revolving credit loans under the Exit Facility will bear interest at the rate of LIBOR plus 2.5% per annum. The Exit Facility will be secured by the same liens on all the collateral securing the DIP Agreement. The Exit Facility will contain a number of financial conditions, which the Company must meet in order to draw down the facility. Among those conditions, the Company must: 1) have earnings before interest, taxes, depreciation and amortization (EBITDA) during the four months ended November 29, 1997, not less than $12.9 million; 2) have a debt to EBITDA ratio of not more than 7.9 to 1 for the 12 months preceding the Effective Date; and 3) have post-petition trade payables of not less than $30.6 million on the Effective Date. The Company expects to meet all these conditions, however, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's ability to meet these conditions.

The Company's  primary  investing  activities are capital  expenditures  for the implementation of the Company's Dual Path strategy, renovation of existing stores, and additional equipment. The DIP Agreement limits the amount of capital expenditures, which can be made ($69 million in fiscal 1997, $21 million in the first quarter of fiscal 1998 and $17 million in the second quarter of fiscal 1998, subject to certain adjustments). The Company spent approximately $33.8 million and $27.6 million during the first three quarters of 1997 and 1996, respectively, for the implementation of the Company's Dual Path strategy, including the acquisition of a door and trim manufacturer during January 1996 and a truss manufacturer during March 1997, renovation of existing stores, and additional equipment. The Company intends to finance the remaining fiscal 1997 capital expenditures of approximately $35 million, consisting primarily of the implementation of the Company's Dual Path strategy, renovation of existing stores and additional equipment, with funds generated from operations and borrowings under the DIP Agreement. The Company has continued to sell real estate from facilities closed in 1995 and 1996 resulting in cash proceeds of $12.3 million and $12.6 million for the first three quarters of 1996 and 1997, respectively.

On July 21, 1997, the Company also announced its plan to close 29 stores and to eliminate approximately 15% of the staff at the Company's headquarters and regional administrative centers. The Court subsequently approved such plan on August 6, 1997. See Notes 3, 4, and 5 to the Notes to Condensed Financial Statements for a description of related charges recorded in the third quarter of 1997.


FORWARD-LOOKING STATEMENTS

Statements above in the sections entitled "Petition For Relief Under Chapter 11" and "Liquidity and Capital Resources" such as "unlikely", "intend", "estimated", "believe", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance.

Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: consumer spending and debt levels; interest rates; housing activity; lumber prices; product mix; growth of certain market segments; competitor activities; an excess of retail space devoted to the sale of building materials; success of the Dual Path strategy; the need for Bankruptcy Court approvals; the adequacy of and compliance with the DIP financing and the Exit financing; stability of customer demand and supplier support; timely emergence from Chapter 11; and the many uncertainties involved in operating a business in a Chapter 11 bankruptcy environment. Additional information concerning certain of these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K and Form 10-Q, copies of which are available from the Company without charge or on the Company's web site, payless.cashways.com.

REVIEW BY INDEPENDENT AUDITORS

The condensed financial statements of Payless Cashways, Inc. for the thirteen week and thirty-nine week periods ended August 30, 1997, and August 24, 1996, have been reviewed by KPMG Peat Marwick LLP, independent auditors. Their report is included in this filing.


                        PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         On July 21, 1997, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Western District of Missouri in Kansas City. During the course of its Chapter 11 case, the Company will continue business operations as a debtor-in-possession. As a debtor-in-possession, the Company may not engage in operations outside the normal course of business without approval of the Court. See Note 1 to Notes to Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this filing.

         A group of terminated employees and others have filed a lawsuit against the Company and other named defendants in the United States District Court for the Southern District of Iowa. (See the full description of the lawsuit in Item 3-Legal Proceedings contained in the Company's Form 10-K for the year ended November 30, 1996.) The lawsuit was brought in connection with a reduction in force pursuant to a January 1994 restructuring. The suit has asserted a variety of claims including federal and state securities fraud claims, alleged violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act, federal and state claims of age discrimination, alleged violations of the Employment Retirement Income Security Act of 1974, and various state law claims including, but not limited to, fraudulent misrepresentation allegations. The Company filed a motion to dismiss the majority of the claims; and Rulings and an Order have been issued with respect thereto, substantially narrowing plaintiff's legal claims by dismissing some age discrimination claims, all federal securities fraud and RICO claims except one each, and all state law claims related to an alleged partnership. The Former Employee's motion for class certification has been denied on all claims except the age discrimination claims. No ruling has been entered on the Former Employee's motion for class certification of certain age discrimination claims. Each of the parties has conducted discovery pursuant to the court's scheduling order and discovery plan. The lawsuit has been formally stayed pursuant to the automatic stay issued by the Bankruptcy Court following the voluntary Chapter 11 reorganization filing on July 21, 1997. The Company denies any and all claimed liability and is vigorously defending this litigation, but is unable to estimate a potential range of monetary exposure, if any, to the Company or to predict the likely outcome of this matter.

Item 3.  Defaults Upon Senior Securities.

         The information required by Part II, Item 3, of Form 10-Q is incorporated by reference from Notes 9 and 10 of the Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation Liquidity and Capital Resources, set forth herein.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.

                 2.1 First Amended Plan of Reorganization, as modified October 9, 1997.

                 4.0 Long-term debt instruments of Payless in amounts not exceeding ten percent (10%) of the total assets of Payless will be furnished to the Commission upon request.

                 4.1 Revolving Credit Agreement dated July 21, 1997, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent and Collateral Agent.

                 4.2 Security and Pledge Agreement dated July 21, 1997, made by Payless for the benefit of Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement.

                10.1* Amendment No. 2 to Employment Agreement dated as of June 30, 1997, between Payless and Susan M. Stanton.

                10.2*    Amendment  No.  2  to Employment  Agreement dated as of
                         June  30,  1997,    between   Payless  and  Stephen  A.
                         Lightstone.

                10.3* Amendment No. 1. to Employment Agreement dated as of June 30, 1997, between Payless and G. Michael Buchen.

                10.4* Change in Control Agreement dated as of June 26, 1997, between Payless and Richard E. Nawrot.

                10.5* Change in Control Agreement dated as of June 26, 1997, between Payless and E. J. Holland, Jr.

                10.6* Change in Control Agreement dated as of June 26, 1997, between Payless and Robert S. Islinger.

                11.1     Computation of per share loss.

                15.1 Letter re unaudited financial information - KPMG Peat Marwick LLP.

                27.1     Financial data schedule.

*        Represents a management contract or a compensatory plan or arrangement.

         b. Reports on Form 8-K.

                No reports on Form 8-K were filed by Payless during the quarter ended August 30, 1997.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PAYLESS CASHWAYS, INC.
                                                 (Registrant)


Date:  October 13, 1997                    By:   /s/ Stephen A. Lightstone
                                                 ------------------------------

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