Form 10-K
period 1997-11-29
PAYLESS CASHWAYS INC
filed 1998-02-27
CIK 76744

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                                FORM 10-K
(Mark One)
/ X / Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]

         For the fiscal year ended November 29, 1997
                                        OR
/   /    Transition  report  pursuant to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 [No fee required]

         For the transition period from     ____________to_____________

                       Commission file number 0-4437

                             PAYLESS CASHWAYS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                           42-0945849
 (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

           Two Pershing Square
       2300 Main, P.O. Box 419466
          Kansas City, Missouri                                  64141-0466
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

  Common Stock, $.01 par value                                  None


       Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of February 6, 1998, was $52,745,083.

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

There were 19,990,509 shares of Common Stock, $.01 par value, outstanding as of February 6, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the year ended November 29, 1997, are incorporated by reference into Part II. Portions of the Annual Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1998, are incorporated by reference into Part III.

                                  PART I
Item 1.  BUSINESS.

General

         Payless Cashways, Inc. ("Payless" or the "Company") is the fifth largest retailer of building materials and home improvement products in the United States as measured by sales. The Company operates 164 building materials stores in 20 states located in the Midwest, Southwest, Pacific Coast, and Rocky Mountain areas under the names of Payless Cashways Building Materials, Furrow Building Materials, Lumberjack Building Materials, Hugh M. Woods Building Materials, Knox Lumber, and Contractor Supply. Each store is designed as a one-stop source that provides customers with a complete selection of quality products and services needed to build, improve, and maintain their home, business, farm or ranch properties. The Company's merchandise assortment in each store currently averages approximately 31,000 items in the following categories: lumber and building materials, millwork, tools, hardware, electrical and plumbing products, paint, lighting, home decor, kitchens, decorative plumbing, heating, ventilating and cooling (HVAC), and seasonal items. The Company believes that the combination of a full-line lumberyard, a broad product mix, a high level of in-store customer assistance concerning product usage and installation, an array of services including credit, delivery, estimating and design services as well as competitive prices distinguishes Payless from many competitors.

         The Company's primary customers include professionals and project-oriented do-it-yourselfers. Professionals ("Pros") include remodelers, residential and commercial contractors, and specialty tradespeople as well as enterprises which purchase large quantities of building materials for facility maintenance, such as property management firms, commercial and industrial accounts, and government institutions. Project-oriented do-it-yourselfers ("DIY-ers") are those who engage in more frequent and complex repair or home improvement projects and typically spend in excess of $1,000 annually on home improvement products. Payless also serves the needs of the moderate and light DIY-er. Due to its product mix (especially the advantage provided by its full-line lumberyard) and customer service approach, the Company believes that it is positioned to increase business to the professional customer and serve the project-oriented do-it-yourself customer.


Petition For Relief Under Chapter 11

         While the Company had sufficient liquidity to fund its current operations, the operating performance of the Company during the second quarter of fiscal 1997, which was well below the Company's expectations, led management to conclude that it was unlikely that the Company would be able to comply with the covenants contained in its principal credit agreements at the end of the 1997 fiscal year. In the course of the Company's subsequent negotiations with its senior lenders to restructure its debt and after considering all other alternatives with its financial adviser, Houlihan Lokey Howard & Zukin, including the sale of the Company and liquidation, the Company concluded that a Chapter 11 proceeding provided the best approach for a comprehensive financial restructuring of the Company. After a decade of dealing with a highly leveraged balance sheet and with limited capital expenditures, this action was intended to improve the Company's competitive position by establishing a more appropriate capital structure to operate the business in this period of unprecedented competitive pressure.

         On July 21, 1997, the Company filed a voluntary petition to reorganize under Chapter 11 and filed a plan of reorganization for its emergence from Chapter 11 (the "Plan" or "Plan of Reorganization") as well as a Disclosure Statement. The Company operated its business as a debtor-in-possession, subject to the jurisdiction of the Court, while pursuing its reorganization plan to restructure the Company's capitalization. The Chapter 11 filing resulted in an automatic stay of the commencement or prosecution of claims against the Company that arose before the Petition Date.

         The Disclosure Statement and Plan were subsequently amended on September 5, 1997, and modified on October 9, 1997. On October 10, 1997, the Court determined that the Disclosure Statement contained adequate information to permit a creditor to make an informed decision about the Plan. The Company's impaired creditors and equity security holders approved the Plan, the Court confirmed the Plan on November 19, 1997, and, after the satisfaction of a number of conditions, the Plan became effective December 2, 1997 (the "Effective Date").

         Under the Plan, the Company reincorporated as a Delaware corporation and canceled outstanding shares of common and preferred stock and issued approximately 20,000,000 shares of newly reorganized Payless Cashways, Inc. common stock (the "New Common Stock"), as described below.

         The Plan generally provided for the following: (I) The secured bank group under the existing credit agreement (the "Amended Credit Agreement"), on or prior to the Effective Date, received (a) payment of accrued interest, fees and expenses, (b) Net Cash Proceeds (as defined in the Plan) from the sale of certain collateral securing the Amended Credit Agreement and the collection of certain promissory notes pledged to the secured bank group, (c) their allocable portion of $283.1 million of new term loans and (d) 10,730,671 shares of New Common Stock (approximately 54% of the shares of the newly reorganized Company), of which 460,000 shares was distributed to the lenders providing a $150 million revolving credit facility to supply post-emergence working capital financing in consideration for their commitment to provide such facility. See Note D to the 1997 financial statements, incorporated herein by reference, for a description of the term loans and the revolving credit facility (together, the "Exit Financing Agreement"). (II) On the Effective Date, UBS Mortgage Finance, Inc. ("UBS"), the holders of notes under an existing mortgage loan received new notes pursuant to a new mortgage loan. (III) Unsecured claims against the Company by vendors and suppliers for goods delivered and services rendered prior to the Petition Date, claims in respect of the 9-1/8% senior subordinated notes, contingent unliquidated claims and claims for damage arising from the rejection by the Company pursuant to Section 365 of the Bankruptcy Code of executory contracts and unexpired leases (collectively, "General Unsecured Claims") will receive their pro rata share of 8,269,329 shares or approximately 41% of the shares of the newly reorganized Company. Holders of General Unsecured Claims began receiving their first distribution of shares in partial satisfaction and discharge of their allowed claims on or about December 15, 1997. The remaining shares of New Common Stock are held by a trustee for future distributions to holders of General Unsecured Claims, pending the final resolution of disputed claims. (IV) On the Effective Date, holders of issued and outstanding shares of existing preferred stock ("Old Preferred Stock") received their pro rata share of 600,000 shares of New Common Stock (approximately 3% of the shares of the newly reorganized Company). (V) Holders of issued and outstanding shares of existing common stock ("Old Common Stock") will receive their pro rata share of 400,000 shares of New Common Stock (approximately 2% of the shares of the newly reorganized Company) upon surrender of their Old Common Stock. In addition, any stock options relating to outstanding Old Preferred Stock and Old Common Stock were canceled on the Effective Date.

         Fractional shares of New Common Stock will not be issued to creditors or stockholders in connection with the Plan. In addition, no distribution of less than $5.00 will be made for fractional share interests. As a result of these provisions, many holders of Old Common Stock will receive no distribution of stock or cash under the Plan.

         On July 21, 1997, the Company also announced its plan to close 29 stores and to eliminate approximately 15% of the staff at the Company's headquarters and regional administrative centers. The Court subsequently approved such plan on August 6, 1997. Because the negative sales trends of fiscal 1997 continued into the first months of fiscal 1998, the new board of directors and senior management of the Company implemented changes designed to have an immediate impact on the Company's financial results. These changes included the additional elimination of approximately 25% of the staff at the Company's headquarters and regional administrative centers, including senior management. The CEO and President positions will be consolidated and the Company is conducting a national search for a candidate to fill this position. In addition, new merchandising and sales initiatives are being implemented, and the Company has focused on the customer's experience by assigning a dedicated store manager to each retail location. In the past, a Group Store Director oversaw approximately three stores.


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

Business Strategy

         Objectives

         The Company's principal objectives are to increase its market share in the Pro and project-oriented DIY segments primarily through its existing stores, to maintain its leadership role in the industry and to continue to improve its balance sheet by reducing its debt. Payless Cashways intends to remain an industry leader by targeting the Pro business as the primary source of growth and by positioning the Company as the preferred alternative to the home improvement warehouse shopping experience. About half of the Company's 1997 revenues were from sales to the Pro customer and the remainder were from sales to the DIY customer.

         As a national chain, the Company believes it enjoys economies of scale, buying power and professional management that the traditional outlets supplying the professional commonly do not have. These advantages, along with the broad product assortment and full service package, make the Company well-suited to supply the Pro's needs.

         Strategic Initiatives

         The Company's new Board of Directors and senior management have assembled a team to review the Company's competitive strategy. The capital expenditure plan has been greatly reduced for 1998 and is targeted to maximize returns. The Company is currently concentrating on building sales momentum, lowering operating costs, reducing unproductive inventory and satisfying customers by focusing on operational excellence.

         The team will continue to review other appropriate strategic initiatives, including the impact and need for further implementation of the items discussed below in this section and in the "Professional Strategy" and "DIY Strategy" sections. The following reflects strategic initiatives that were underway during fiscal 1997 prior to the recent competitive strategy review.

         The Company had undertaken a strategic review in 1995. Key findings from the review showed that, although many consumers prefer the warehouse format, a significant number prefer the distinctly different type of shopping experience offered by Payless Cashways (smaller scale than the warehouse format; finished, well-lighted showrooms; full-line, drive-in lumberyards). The Company's market research regarding the Pro indicated that, while the Company has established significant business with this group, substantial growth opportunity remained.

         As a result of the review, the Company determined to better serve DIY customers by increasing convenience, service, and product assortment with particular emphasis on basic repair and maintenance products. The priority in adding products is to add those items most likely to produce repeat visits. In addition, focus has been placed on categories with higher margin rates in order to invest the incremental gross margin in even more competitive pricing.

         The Company expects the professional and commercial customer to continue to be the primary source of growth. In order to increase market share with those customers, the Company has planned to attract and retain more large-volume accounts whose business is not store-based.

         This  approach  was  implemented  in  Phoenix,   AZ,  in  1996  and  in
Cincinnati, OH; Louisville, KY; Dallas-Ft. Worth, TX; and Minneapolis-St. Paul, MN, in 1997.

         Manufacturing capabilities were added in certain markets to better serve the needs of high-volume professional customers. In January 1996, the Company purchased a door and trim company in Phoenix, which specializes in manufacturing a wide range of custom doors, molding and trim products used by carpenters, homebuilders and remodelers. Also, the Company's existing door plant in Dallas was expanded to serve the same builder, remodeler and carpenter needs that the acquired door company serves in Phoenix. In March 1997, the Company acquired a plant in Cincinnati that specializes in manufactured house packages and building components for the professional builder customer. These manufactured items include roof and floor trusses, open wall panel systems, and stair systems. The Company believes that these capabilities help position it to be the supplier of choice for the large-volume professional.

         Professional Strategy

         The Company believes it is particularly well suited to serve the needs of professional customers. A sales and service staff of approximately 1,200 are dedicated to serving the professional customer. Professional sales representatives have assigned customers for whom they provide service tailored to the customers' business needs. Sales representatives call on professional customers at their places of business and job sites. The sales representatives have detailed information regarding account purchases and the profitability of their accounts. The Company believes that this level of customer service and type of sales management system is effective in increasing purchases and improving profitability from current professional customers as well as building customer loyalty.

         Each store has a separate commercial sales area for the professional customer to use. These offices speed the purchase process for the Pro, allow private discussions between customers and their sales representatives, and offer small amenities to these customers such as coffee, ice, and phone access. The Company has 82 drive-through lumberyards that significantly reduce the time required to complete a purchase and meet the Pros' requirement for fast and efficient service.

         The Company's merchandise assortment is particularly appealing to the Pro. Preferred brands, commercial grade items, contractor packs and extensive special order capabilities ensure that the Company meets the broad product requirements of this customer segment. The Company has negotiated purchase arrangements with key lumber suppliers that ensure a consistent source of high quality lumber.

         The Company offers a number of special services that are tailored to meet the needs of various professional and commercial customer segments. Delivery services include on-time job-site delivery and roof top delivery. Credit programs include a full-service commercial credit program that provides job-based billing and other more sophisticated credit features. Additionally, all stores offer automated blueprint estimating services featuring rapid turnaround. This estimating system utilizes a digitizer that ensures accuracy in the measurement process, and it is fully integrated into the store's point of sale ("POS") system. The Company also supports the Pro with joint marketing programs such as its contractor referral database.

         The Company has a national accounts program that targets businesses with new construction commercial job sites, often geographically dispersed, and major facilities or multiple locations which utilize large amounts of building materials and improvement products for facility maintenance. The Company continues to develop these accounts which represent multiple individual properties for which it provides repair and maintenance as well as new construction products.

         Property management firms are an important component of the Company's Pro portfolio. They provide non-seasonal repair and maintenance business which balances business from builders, remodelers and commercial accounts.

         DIY Strategy

         The Company's strategy with the DIY customer focuses primarily on project-oriented DIY-ers. Knowledgeable employees, high quality products with brand names, full-line drive-in lumberyards, consistent in-stock position, all the products needed to complete a project and competitive pricing are important to the project-oriented DIY customer and have been the foundation upon which the Company has built its business with these customers.

         Project-oriented DIY-ers are similar to the Pro customer with regard to the brands preferred and the importance of stocking high quality lumber. The Company believes that many of the steps it has taken to serve the Pro customer have also had a positive impact on sales to the project-oriented DIY customer.

         Several additional components supporting the DIY strategy include the following:

         o Assortment Additions. The Company continues to upgrade its assortment and displays in product categories that represent a significant portion of the purchases by project-oriented DIY-ers. These upgraded categories include paint, hardware, tools, plumbing, electrical, millwork, and home decor.

         o Knowledgeable Employees. The Company launched an initiative aimed at raising the level of knowledge of its employees. Training materials, certifications and examinations were developed in various product categories. Employees can become certified and wear a symbol of that achievement on their name badges.


         o Delivery Enhancements. The Company emphasizes continuous improvement of its delivery capacity. This is an element of the service bundle that is key for both project-oriented DIY-ers and professionals. Delivery tracking systems and tow-behind forklifts contributed to the enhancement of this service offering.

         o Recognition of Customer Service. The Company has an employee recognition and reward program and incentive compensation plans for all store employees to promote outstanding customer service. Improved customer service is intended to increase the average sales ticket size and the number of repeat purchasers.


Merchandising and Marketing

         During 1997, Payless' full-line stores sold a broad range of building material products currently averaging approximately 31,000 items, many of which are nationally advertised brand-name items. Payless categorizes its product offerings into the classes described below:

         Lumberyard - Dimensional lumber, plywood, sidings, roofing materials, fencing materials, windows, doors and moldings, insulation materials and drywall.

         Hardware - Electrical wire and wiring materials, plumbing materials, power and hand tools, paint and painting supplies, lawn and garden products, door locks, fasteners, and heating and cooling products.

         Showroom - Interior and exterior lighting, bathroom fixtures and vanities, kitchen cabinets, flooring, paneling, wallcoverings and ceiling tiles.

         During the last three fiscal years, the three product classifications accounted for the following percentages of Payless' sales:

                                      1997              1996            1995
                                      ----              ----            ----
           Lumberyard                   51  %            50   %           49  %
           Hardware                     35               35               35
           Showroom                     14               15               16
                                      -----           ------           ------
                                       100  %           100   %          100  %

       Payless addresses its primary target customers through a mix of newspaper, targeted mailings, and broadcast media advertising methods. The primary media vehicle is newspaper advertisements, both freestanding inserts and run-of-press ads. Additionally, the Company participates in or hosts a variety of customer hospitality events, contractor product shows and national trade association shows and conferences. During fiscal 1997, the Company's expenditures (net of vendor allowances) on all forms of advertising totaled approximately $28 million or 1.2% of sales.


Store Locations

       The Company's 164 building materials stores are located in the following states:

                           Number of Stores

     Arizona...................  8      Missouri..................  8
     California................ 13      Montana...................  1
     Colorado.................. 18      Nebraska..................  5
     Illinois..................  3      Nevada....................  6
     Indiana................... 11      New Mexico................  2
     Iowa...................... 10      Ohio...................... 13
     Kansas.................... 11      Oklahoma..................  6
     Kentucky..................  5      Oregon....................  2
     Louisiana.................  1      Tennessee.................  3
     Minnesota.................  8      Texas..................... 30


       Payless owns 137 of its store facilities and 128 of the 164 sites on which such stores are located. The remaining 27 stores and 36 sites are leased. Mortgages or deeds of trust on 143 store parcels secure existing indebtedness.

       Payless has generally located retail stores adjacent to residential areas of major metropolitan cities or adjacent to major arteries in smaller communities that are convenient to the Pro and DIY customer. Operation of multiple stores in a trade area permits more effective supervision of stores and provides certain economies in distribution expenses and advertising costs. Each of Payless' 164 existing stores has an average total selling space of approximately 192,000 square feet consisting of 32,000 square feet of indoor display space and 160,000 square feet of lumberyard. In addition, each store has an average of 52,000 square feet of warehouse space. The average Payless store occupies approximately eight acres of land. The stores built since 1993 average approximately 235,000 square feet of total retail selling space consisting of 58,000 square feet of indoor display space and a 177,000 square foot lumberyard with an attached 17,000 square foot warehouse on ten acres of land.

       An average Payless store currently carries  approximately $2.0 million of
inventory,   and  during  fiscal  1997,   sales  at  Payless   stores   averaged
approximately $12.6 million per store.

       During fiscal 1997, two stores were opened and 30 stores were closed. During fiscal 1996, 14 stores were closed. During fiscal 1995, six stores were opened and two stores were sold.


Store Management and Personnel

       Payless coordinates the operation of its 164 building materials stores through 12 Area Managers and 164 Store Managers, each of whom reports directly or through an Area Manager to one of four Regional Vice Presidents. Supervision and control over the individual stores are facilitated by means of detailed operating reports. All of Payless' Store Managers, Area Managers, and Regional Vice Presidents have been promoted from within Payless or from within the stores Payless has acquired.

       To obtain candidates for store supervisory and management positions, Payless hires both persons with business experience and recent college graduates. Employees identified as candidates for store management positions are placed on formal development plans in preparation for these positions. In addition, Payless maintains an ongoing training program for existing store personnel. Area Managers and Store Managers typically have more than ten years of experience with the Company.

       The stores utilize a departmental management structure designed to provide a superior level of service to customers. Sales personnel are trained in product knowledge, selling skills and systems and procedures. Formal classroom training sessions are supplemented with product clinics and special assignments.

       Incentive compensation systems reward employees for store performance above goal. In addition to management personnel, all sales and support personnel in the retail stores participate in incentive compensation programs. In fiscal 1997, the Company paid $1.7 million in incentive compensation to its non-management store personnel. Area Managers can earn in excess of 25% of base salary in incentive compensation and Store Managers can earn in excess of 35% of base salary in incentive compensation. The Company paid approximately $9.1 million in incentive compensation to its store management personnel for fiscal 1997. The Company believes that its incentive compensation systems are key to employee performance and motivation.


Information Systems

       The Company has invested substantial time, effort and dollars ensuring that technology and information are used to the maximum benefit throughout its entire enterprise. In-store-processors based upon current technology standards are an integral part of store management and support customer services with programs designed to enhance the shopping experience. Each of the Company facilities transmits daily transaction detail data including item-level sales from point-of-sale terminals equipped with the latest in scanning technology. This network also serves to provide automatic check authorization and on-line credit card processing. In addition to sales support and data gathering, the Company has built merchandising, inventory management, distribution and promotional systems which are utilized at the corporate office to manage the purchasing, movement and marketing of product lines.


Distribution and Suppliers

       The Company operates a total of seven distribution centers and three manufacturing locations. The distribution centers maintain inventories and ship product to stores on a weekly basis. The Sedalia, Missouri, distribution center handles small-sized, conveyable, high value items such as hardware, plumbing and electrical supplies, and hand tools. The other six distribution centers handle commodity products and bulky manufactured products such as tubs, paneling and ceiling tile. The manufacturing locations assemble pre-hung doors and customized windows.

       In fiscal 1997, 49% of merchandise was channeled through the distribution centers for redistribution to individual stores. This benefits the Company in the areas of product costs, in-stock positions and inventory turnover.

       The Sedalia distribution center now serves 135 stores. The 592,000 square foot facility utilizes computerized receiving, storage and selection technology. Excluding the Sedalia operation, the Company's regional distribution centers average 18 acres with 148,000 square feet of warehouse space, operating with manual storage and selection systems. In addition, the Company uses third-party operations for specialized needs.

       Payless purchases substantially all of its merchandise from approximately 3,800 suppliers, no one of which accounted for more than 5% of the Company's purchases during fiscal 1997.

Credit

       The Company offers credit to both its DIY and Pro customers. Purchases under national credit cards and the Company's private-label credit card program as a percentage of sales represented 28.3% in fiscal 1997, 28.0% in fiscal 1996, and 27.5% in fiscal 1995. Purchases under the Company's commercial credit program as a percentage of sales represented 32.7% in fiscal 1997, 29.9% in fiscal 1996, and 26.5% in fiscal 1995. A large finance and asset management company administers the Company's private-label credit card program and commercial credit program. Accounts written off (net of recoveries) under the commercial credit program in fiscal 1997 were approximately $9.8 million or 1.3% of net commercial credit sales. The cost of the private label credit card program represents a fixed percentage fee of charge sales. The fees on the commercial credit program consist of administrative fees that are primarily tied to commercial credit sales and fees for accounts written off, which are substantially all absorbed by the Company.

Competition

       The business of Payless is highly competitive. As a result of its focus on the professional customer, the Company competes with local independent lumberyards, independent wholesalers, supply houses and distributors who market primarily to commercial and professional users. On the consumer side, Payless encounters competition from national and regional chains, including those with a warehouse format, and from local independent wholesalers, supply houses and distributors. In recent years, the building materials retailing industry has experienced increased levels of competition as several national chains have expanded their operations. Certain of these competitors are larger in terms of capital and sales volume and have been operating longer than Payless in particular areas. Although Payless' competition varies by geographical area, Payless continues to differentiate itself from the large warehouse competitors by targeting the professional customer and the project-oriented DIY-er. Payless offers a full-line lumberyard, a broad mix of high quality products, high levels of customer service by knowledgeable employees, consistent in-stock position and competitive pricing.

Employees

       At November 29, 1997, Payless employed approximately 12,800 persons, approximately 29% who were part-time, although the number of employees may fluctuate seasonally. Payless believes its employee relations are satisfactory. Payless' employees are primarily nonunion with less than 3% being represented by a union.

       A substantial portion of the administrative, purchasing, advertising and accounting functions are centralized at Payless' headquarters in Kansas City, Missouri.

       ===========================================================

       Forward-looking statements in the "Business" section of this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: sales levels; competitor activities; stability of the sales force; supplier support; consumer spending and debt levels; interest rates; housing activity, including existing home turnover and new home construction; lumber prices; product mix; growth of certain market segments; and an excess of retail space devoted to the sale of building materials. Additional information concerning these and other factors is contained in the Company's Annual Report, copies of which are available from the Company without charge or on the Company's web site, payless.cashways.com.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth the name and age of all executive officers of Payless and their present positions and recent business experience. There is no family relationship among Payless' current directors and executive officers.

                                                                    Principal Occupation and
                                                                 Five-Year Employment History
                                                                 ----------------------------
Name                      Age
----------------------    ---
Donald E. Roller..........60              Acting Chief Executive Officer of Payless since January 1998; Executive Vice President -
First elected a director:                 North  American  Gypsum  USG  Corporation  from January 1996 to November 1996; and
1997                                      President and Chief Executive Officer of United States Gypsum Company from January 1993 to
                                          November 1996.  Mr. Roller is Chairman  of the  Finance Committee of  the Payless Board of
                                          Directors.

Stanley K. Boyd...........46              Senior Vice  President - Store  Operations  of Payless since June 1997;  Vice  President -
                                          Sales and Marketing of A&I Bolt and Nut from  September  1993 to June 1997;  and President of Outdoor  Kids,  Inc. from June 1992 to September  1993.  Mr. Boyd was  previously  with
                                          Payless  from  June  1974 to  December
1990.

Robert S. Islinger........42              Senior Vice  President - Marketing  and  Merchandising  of Payless  since  February  1998;
                                          Senior Vice  President  - Marketing  of Payless  from August 1996 to February  1998;  Vice
                                          President - Marketing  of Payless  from August 1994 to August  1996;  and  Operating  Vice
                                          President - Marketing of Service Merchandise Co., Inc. from December 1986 to August 1994.

Richard G. Luse...........50              Senior Vice President -  Finance/Chief  Financial  Officer of Payless since February 1998;
                                          and Vice President - Controller of Payless from February 1988 to February 1998.

Louise R. Iennaccaro......53              Vice  President - Human  Resources of Payless since  February  1998; and Director of Field
                                          Human  Resources  of Payless  from April 1989 to  February  1998.  Ms.  Iennaccaro  joined
                                          Payless in January 1987.


Item 2.  PROPERTIES.

       Payless owns 137 of its store facilities and 128 of the 164 sites on which such stores are located. The remaining 27 facilities and 36 sites are leased. The leases provide for various terms. Mortgages or deeds of trust on 143 store parcels secure existing indebtedness.

       Five of the Company's seven distribution centers are owned and, of the remaining two, one is leased for land only and the facility and land are leased for the other. Mortgages or deeds of trust on five distribution center parcels secure existing indebtedness.

       Two of the Company's manufacturing locations are owned and two are leased. Mortgages or deeds of trust on two manufacturing parcels secure existing indebtedness.

       Payless leases its corporate office in Kansas City, Missouri, under a lease expiring on December 31, 2002. The administrative offices occupy several floors (approximately 181,000 square feet) of a multi-story building.

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

       The Company, in response, filed a motion to dismiss as to the majority of the pending claims except the federal and state age discrimination claims, the state law fraudulent misrepresentation claim and several other state law equitable claims. The Former Employees responded, in part, by filing a second amended complaint and providing, in large part, additional supportive factual detail. The Company filed a reply brief in support of the motion to dismiss. A ruling has been entered on the Company's motion to dismiss the majority of pending claims, substantially narrowing the Former Employee's legal claims by dismissing some age discrimination counts, all federal securities counts and RICO counts except one each, and all state law counts related to an alleged partnership. The plaintiff's motion for class certification has been denied on all claims except the age discrimination claims. The court has recently granted the plaintiff's motion for class certification of certain age discrimination claims. As a result of this ruling, approximately 20 additional individuals may choose to participate in the age claims asserted in this suit. Each of the parties has conducted discovery pursuant to the court's scheduling order and discovery plan. The lawsuit was formally stayed pursuant to the automatic stay issued by the Bankruptcy Court following the voluntary Chapter 11 reorganization filing on July 21, 1997. During the Chapter 11 reorganization, plaintiffs timely filed proofs of claim, including a purported claim on behalf of the potential Age Discrimination Employment Act opt-in class, for an aggregate of $37 million. The case has been returned to the United States District Court for the Southern District of Iowa for resolution. Any recovery for the plaintiffs would be treated as a general unsecured claim entitling the plaintiffs to their pro rata share of 8,269,329 shares of New Common Stock reserved for such claims.

       The Company denies any and all claimed liability and is vigorously defending this litigation, but is unable to estimate a potential range of monetary exposure, if any, to the Company or to predict the likely outcome of this matter.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         Market and dividend information, included on page 39 of the Annual Report to Shareholders for the fiscal year ended November 29, 1997, are incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA.

       The Five-Year Financial Summary, included on page 35 of the Annual Report to Shareholders for the fiscal year ended November 29, 1997, is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Management's Discussion and Analysis of the Financial Condition and Results of Operations, included on pages 7 through 13 of the Annual Report to Shareholders for the fiscal year ended November 29, 1997, is incorporated herein by reference.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The financial statements and independent auditors' report, included on pages 14 through 34 of the Annual Report to Shareholders for the fiscal year ended November 29, 1997, are incorporated herein by reference.

       The Quarterly Consolidated Statements of Operations, included on pages 5 and 6 of the Annual Report to Shareholders for the fiscal year ended November 29, 1997, are incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, dated February 27, 1998, to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.


Item 11.  EXECUTIVE COMPENSATION.

       The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, dated February 27, 1998, to be filed pursuant to Regulation 14A.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, dated February 27, 1998, to be filed pursuant to Regulation 14A.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, dated February 27, 1998, to be filed pursuant to Regulation 14A.


                                                         PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Document list.

1. and 2.     The response to this portion of Item 14 is submitted as a separate section of this report

3.            List of exhibits.

 2.1 First Amended Plan of Reorganization, as modified October 9, 1997 (incorporated by reference to Exhibit 2.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 30, 1997).

 2.2 Agreement and Plan of Merger in connection with theReincorporation from Iowa to Delaware (incorporated by reference to Exhibit 2.2 filed as part of Payless' Current Report on Form 8-K dated December 2, 1997).

 3.1          Certificate of Incorporation.(incorporated by reference to Exhibit
              4.1 filed as part of Payless' Current Report on Form 8-K dated December 2, 1997).

 3.2 By-laws of the Company (incorporated by reference to Exhibit 4.2 filed as part of Payless' Current Report on Form 8-K dated December 2, 1997).

 4.0 Long-term debt instruments of the Registrant in amounts not exceeding ten percent (10%) of the total assets of the Registrant will be furnished to the Commission upon request.

 4.1(a) Amended and Restated Credit Agreement dated December 2, 1997, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent.

 4.1(b) Amended and Restated Security and Pledge Agreement, dated December 2, 1997, made by Payless for the benefit of Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement.

 4.1(c) Form of Second Mortgage, dated December 2, 1997, given to Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement.

 4.1(d)       Form of Second Deed of Trust,  dated  December  2, 1997,  given to
              Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement.

 4.1(e) Form of Amended and Restated Mortgage, dated December 2, 1997, given to Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement.

 4.1(f) Form of Amended and Restated Deed of Trust, dated December 2, 1997, given to Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement.

 4.2(a) Amended and Restated Loan Agreement dated December 2, 1997, by and among Payless and UBS Mortgage Finance, Inc.

 4.2(b)       Form  of  Deed  of  Trust,   Mortgage   and   Security   Agreement
              Modification Agreement dated December 2, 1997, between Payless and Lasalle National Bank, as trustee for UBS Mortgage Finance, Inc.

 4.2(c) Consolidated, Amended and Restated Promissory Note dated December 2, 1997, by and among Payless and Lasalle National Bank, as trustee for UBS Mortgage Finance, Inc.

10.1          Indemnification  Agreement   (incorporated by reference to Exhibit
              10.2 filed as part of Amendment No.2 to Registration Statement No. 33-49772 filed August 26, 1992).

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

10.3(a)* Employment Agreement dated as of June 16, 1995, between Payless and David Stanley (incorporated by reference to Exhibit 10.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 27, 1995).

10.3(b)* Amendment No. 1 to Employment Agreement dated as of August 20, 1997, between Payless and David Stanley.

10.4(a)* Employment Agreement dated as of February 8, 1993, between Payless and Susan M. Stanton (incorporated by reference to Exhibit 10.26 filed as part of Registration Statement No. 33-58008 on Form S-2 on February 8, 1993).

10.4(b)* Amendment No. 1 to Employment Agreement dated as of October 17, 1996, between Payless and Susan M. Stanton (incorporated by reference to Exhibit 10.4(b) filed as part of Payless' Annual Report on Form 10-K for the year ended November 30, 1996).

10.4(c)* Amendment No. 2 to Employment Agreement dated as of June 30, 1997, between Payless and Susan M. Stanton (incorporated by reference to Exhibit 10.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 30, 1997).

10.4(d)* Amendment No. 3 to Employment Agreement dated as of August 20, 1997, between Payless and Susan M. Stanton.

10.5(a)* Employment Agreement dated as of February 8, 1993, between Payless and Stephen A. Lightstone (incorporated by reference to Exhibit
              10.25 filed as part of Registration Statement No. 33-58008 on Form S-2 on February 8, 1993).

10.5(b)* Amendment No. 1 to Employment Agreement dated as of October 17, 1996, between Payless and Stephen A. Lightstone (incorporated by reference to Exhibit 10.5(b) filed as part of Payless' Annual Report on Form 10-K for the year ended November 30, 1996).

10.5(c)* Amendment No. 2 to Employment Agreement dated as of June 30, 1997, between Payless and Stephen A. Lightstone (incorporated by reference to Exhibit 10.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 30, 1997).

10.5(d)* Amendment No. 3 to Employment Agreement dated as of August 20, 1997, between Payless and Stephen A. Lightstone.

10.6(a)* Employment Agreement dated as of October 17, 1996, between Payless and G. Michael Buchen (incorporated by reference to Exhibit 10.6 filed as part of Payless' Annual Report on Form 10-K for the year ended November 30, 1996).

10.6(b)* Amendment No. 1. to Employment Agreement dated as of June 30, 1997, between Payless and G. Michael Buchen (incorporated by reference to Exhibit 10.3 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 30, 1997).

10.6(c)* Amendment No. 2 to Employment Agreement dated as of August 20, 1997, between Payless and G. Michael Buchen.

10.7(a)* Employment Agreement dated as of May 8, 1997, between Payless and Stanley K. Boyd (incorporated by reference to Exhibit 10.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended May 31, 1997).

10.7(b)* Amendment No. 1 to Employment Agreement dated as of August 20, 1997, between Payless and Stanley K. Boyd.

10.8(a)* Change in Control Agreement dated as of June 26, 1997, between Payless and E. J. Holland, Jr. (incorporated by reference to
              Exhibit 10.5 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 30, 1997).

10.8(b)* Amendment No. 1 to Executive Change-In-Control Agreement dated as of August 20, 1997, between Payless and E. J. Holland, Jr.

10.9(a)* Change in Control Agreement dated as of June 26, 1997, between Payless and Robert S. Islinger (incorporated by reference to
              Exhibit 10.6 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 30, 1997).

10.9(b)* Amendment No. 1 to Executive Change-In-Control Agreement dated as of August 20, 1997, between Payless and Robert S. Islinger.

10.10(a)*     Change in Control  Agreement  dated as of June 26,  1997,  between
              Payless  and  Richard E.  Nawrot  (incorporated  by  reference  to
              Exhibit  10.4 filed as part of Payless'  Quarterly  Report on Form
              10-Q for the quarter ended August 30, 1997).

10.10(b)*     Amendment No. 1 to Executive  Change-In-Control Agreement dated as of August 20, 1997,  between Payless and Richard E. Nawrot.

10.11* Employment Agreement dated as of August 2, 1996, between Payless and William H. Parker (incorporated by reference to Exhibit 10.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 24, 1996).

10.12* Retirement Agreement dated as of November 14, 1993, between Payless and Harold Cohen (incorporated by reference to Exhibit 10.6(c) filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

10.13(a)*     Payless   Cashways,  Inc.   Supplemental   Death    Benefit   Plan
              (incorporated by reference to Exhibit 10.12 filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended
              November 27, 1993).

10.13(b)*     First Amendment to the Payless Cashways,  Inc.  Supplemental Death
              Benefit Plan,  dated June 16, 1994  (incorporated  by reference to
              Exhibit  10.1 filed as part of Payless'  Quarterly  Report on Form
              10-Q for the quarter ended May 28, 1994).

10.14*        Payless Cashways, Inc. Supplemental Disability Plan  (incorporated
              by reference to Exhibit 10.13  filed as part of    Payless' Annual
              Report on Form 10-K for the fiscal year ended November 27, 1993).

13.1          Annual Report to Shareholders.

27.1          Financial data schedule.

* Represents a management contract or a compensatory plan or arrangement.

Copies of any or all Exhibits will be furnished upon written request and payment of Payless' reasonable expenses in furnishing the Exhibits.

(b) Reports on Form 8-K.

     The Registrant has filed one report on Form 8-K during the quarter ended November 29, 1997. The report was dated November 19, 1997, and contained
     Item 3, Bankruptcy or Receivership, and Item 7, Financial Statements and Exhibits. No financial statements were filed with this report.

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

                               By s/Donald E. Roller
                                  ---------------------------------------------
                                  Donald E. Roller, Principal Executive Officer
Dated:  February 9, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Payless and in the capacities and on the dates indicated.

              Signature                                     Title                                       Date
=======================================         ====================================              ====================

              s/Donald E. Roller
              -------------------------
              Donald E. Roller                     Acting Chief Executive Officer and                February 9, 1998
                                                   Director
                                                   (Principal Executive Officer)

              s/Peter G. Danis
              -------------------------
              Peter G. Danis                       Non-Executive Chairman of the                     February 9, 1998
                                                   Board

              s/David M. Chamberlain
              -------------------------
              David M. Chamberlain                 Director                                          February 9, 1998

              s/H. D. Cleberg
              -------------------------
              H. D. Cleberg                        Director                                          February 9, 1998

              s/David G. Gundling
              -------------------------
              David G. Gundling                    Director                                          February 9, 1998


              -------------------------
              Max D. Hopper                        Director

              s/Peter M. Wood
              -------------------------
              Peter M. Wood                        Director                                          February 9, 1998

              s/Richard G. Luse
              -------------------------
              Richard G. Luse                      Senior Vice President-Finance                     February 9, 1998
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer and
                                                   Principal Accounting Officer)

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


                          YEAR ENDED NOVEMBER 29, 1997


                             PAYLESS CASHWAYS, INC.


                              KANSAS CITY, MISSOURI

                             PAYLESS CASHWAYS, INC.

                        FORM 10-K--ITEM 14(a) (1) and (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


         The following financial statements of Payless Cashways, Inc. included in Payless' Annual Report to the Shareholders for the year ended November 29, 1997, are incorporated by reference in Item 8:

         Statements  of  Operations--fiscal   years  ended  November  29,  1997,
November 30, 1996, and November 25, 1995.

         Balance Sheets--November 29, 1997, and November 30, 1996.

         Statements of Cash Flows--fiscal years ended November 29, 1997, November 30, 1996, and November 25, 1995.

         Statements of Shareholders' Equity--fiscal years ended November 29, 1997, November 30, 1996, and November 25, 1995.

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

                     [KPMG Peat Marwick LLP Letterhead]








                        INDEPENDENT AUDITORS' REPORT



     The Board of Directors
     Payless Cashways, Inc.:


     Under date of January 19, 1998, we reported on the balance sheets of Payless Cashways, Inc. as of November 29, 1997 and November 30, 1996, and the related statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended November 29, 1997, as contained in the 1997 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note A to the financial statements, the November 29, 1997 balance sheet reflects the application of fresh-start reporting as of that date and, therefore, is not comparable in all respects to the balance sheets of the Company prior to November 29, 1997. As discussed in Note H to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in fiscal 1996.




     s/KPMG Peat Marwick LLP



     Kansas City, Missouri
     January 19, 1998

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                             PAYLESS CASHWAYS, INC.
                                 (In thousands)

====================================================================================================================================
                        COL. A                         COL. B                COL. C               COL. D                   COL. E
====================================================================================================================================
                                                     Balance at            Charged to                                    Balance at
                                                      beginning             cost and                                       end of
                      Description                     of period             expenses            Deductions                 period
====================================================================================================================================
YEAR ENDED NOVEMBER 29, 1997:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  13,604             $  21,960             $  20,533               $  15,031

YEAR ENDED NOVEMBER 30, 1996:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  20,354             $  31,840             $  38,590               $  13,604

YEAR ENDED NOVEMBER 25, 1995:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  16,661             $  33,108             $  29,415               $  20,354