Form 10-Q
period 1998-02-28
PAYLESS CASHWAYS INC
filed 1998-04-14
CIK 76744

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
  / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended February 28, 1998

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

There were 19,992,397 shares of Common Stock, $.01 par value, outstanding as of March 30, 1998.

PAYLESS CASHWAYS, INC.

                         PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

STATEMENTS OF OPERATIONS (Unaudited) (1)
(In thousands, except per share amounts)

                                                                          Reorganized            |            Predecessor
                                                                             Company             |              Company
                                                                       -----------------         |        ----------------
                                                                            Thirteen             |             Thirteen
                                                                           Weeks Ended           |            Weeks Ended
                                                                          February 28,           |             March 1,
                                                                              1998               |               1997
                                                                       --------------------------|------------------------
                                                                                                 |
                                                                                                 |
Income                                                                                           |
     Net sales                                                         $        394,271          |        $        487,550
     Other income                                                                   789          |                   1,205
                                                                       --------------------------|------------------------
                                                                                395,060          |                 488,755
                                                                                                 |
Costs and Expenses                                                                               |
     Cost of merchandise sold                                                   291,909          |                 348,247
     Selling, general and administrative                                        112,170          |                 138,407
     Special charges                                                              5,584          |                      --
     Provision for depreciation and amortization                                  8,312          |                  12,804
     Interest expense                                                            10,235          |                  16,055
                                                                       --------------------------|------------------------
                                                                                428,210          |                 515,513
                                                                       --------------------------|------------------------
                                                                                                 |
                             LOSS BEFORE INCOME TAXES                           (33,150)         |                 (26,758)
                                                                                                 |
Federal and state income taxes                                                   (8,188)         |                 (18,623)
                                                                       --------------------------|------------------------
                                             NET LOSS                  $        (24,962)         |        $         (8,135)
                                                                       ==========================|========================
                                                                                                 |
Net loss per common share-basic (2)                                    $          (1.25)         |
                                                                       ==========================|
                                                                                                 |
Weighted average common shares outstanding (2)                                   20,000          |
                                                                       ==========================|

See notes to condensed financial statements

PAYLESS CASHWAYS, INC.

CONDENSED BALANCE SHEETS (Unaudited) (1)

                                                                               Reorganized               |    Predecessor
                                                                                 Company                 |      Company
                                                                -----------------------------------------|---------------
                                                                 February 28,           November 29,     |      March 1,
(In thousands)                                                       1998                   1997         |        1997
                                                                -----------------------------------------|---------------
                                                                                                         |
ASSETS                                                                                                   |
                                                                                                         |
     CURRENT ASSETS                                                                                      |
       Cash and cash equivalents                                $      5,604           $      11,961     |   $     8,509
       Merchandise inventories (3)                                   411,358                 414,882     |       386,812
       Prepaid expenses and other current assets                      12,073                  14,705     |        18,889
       Income taxes receivable                                         9,706                  32,232     |        34,464
       Deferred income taxes                                           6,171                   8,665     |        13,104
                                                                -----------------------------------------|--------------
                                        TOTAL CURRENT ASSETS         444,912                 482,445     |       461,778
                                                                                                         |
     OTHER ASSETS                                                                                        |
       Real estate held for sale                                      24,996                  48,562     |        16,639
       Cost in excess of net assets acquired, less                                                       |
         accumulated amortization of $107,568                                                            |
         at March 1, 1997                                                 --                      --     |       290,910
       Deferred financing costs                                        2,398                   2,600     |        12,867
       Other                                                           9,848                  14,316     |        13,626
                                                                                                         |
     LAND, BUILDINGS AND EQUIPMENT                                   367,064                 363,418     |       787,318
       Allowance for depreciation and amortization                    (8,301)                     --     |      (285,808)
                                                                -----------------------------------------|--------------
                          TOTAL LAND, BUILDINGS AND EQUIPMENT        358,763                 363,418     |       501,510
                                                                -----------------------------------------|--------------
                                                                $    840,917           $     911,341     |   $ 1,297,330
                                                                ========================================================

See notes to condensed financial statements

PAYLESS CASHWAYS, INC.

CONDENSED BALANCE SHEETS - Continued (Unaudited) (1)

                                                                               Reorganized               |    Predecessor
                                                                                 Company                 |      Company
                                                                --------------------------------------   |  -------------
                                                                 February 28,        November 29,        |     March 1,
(In thousands)                                                       1998                1997            |       1997
                                                                -----------------------------------------|---------------
                                                                                                         |
                                                                                                         |
LIABILITIES AND SHAREHOLDERS' EQUITY                                                                     |
                                                                                                         |
     CURRENT LIABILITIES                                                                                 |
       Current portion of long-term debt (4)                    $      3,135          $      9,354       |  $     18,765
       Trade accounts payable                                         52,308                75,583       |       107,516
       Other current liabilities                                     113,899               136,741       |       152,659
       Income taxes payable                                            2,990                 2,362       |         6,249
                                                                -----------------------------------------|--------------
                                   TOTAL CURRENT LIABILITIES         172,332               224,040       |       285,189
                                                                                                         |
     LONG-TERM DEBT, less portion                                                                        |
       classified as current liability (4)                           438,513               424,031       |       664,572
                                                                                                         |
     NON-CURRENT LIABILITIES                                                                             |
       Deferred income taxes                                          50,476                58,788       |        41,729
       Other                                                          20,758                20,682       |        24,177
                                                                                                         |
     SHAREHOLDERS' EQUITY (5)                                                                            |
       Common Stock, $.01 par value, 50,000,000 shares                                                   |
         authorized, 20,000,000 shares issued at                                                         |
         February 28, 1998, and November 29, 1997                        200                   200       |            --
       Preferred Stock, $1.00 par value, 25,000,000                                                      |
         shares authorized; issued:                                                                      |
           Cumulative Preferred Stock, 406,000 shares                                                    |
             issued and $80,134 aggregate                                                                |
             liquidation preference at March 1, 1997                      --                    --       |        40,600
       Common Stock, $.01 par value:                                                                     |
           Voting, 150,000,000 shares authorized,                                                        |
             37,711,528 shares issued at March 1, 1997                    --                    --       |           377
           Non-Voting Class A, 5,000,000 shares authorized                                               |
             2,250,000 shares issued at March 1, 1997                     --                    --       |            23
       Additional paid-in capital                                    183,600               183,600       |       487,795
       Accumulated deficit                                           (24,962)                   --       |      (247,132)
                                                                -----------------------------------------|--------------
                                  TOTAL SHAREHOLDERS' EQUITY         158,838               183,800       |       281,663
                                                                -----------------------------------------|--------------
                                                                $    840,917          $    911,341       |  $  1,297,330
                                                                ========================================================

See notes to condensed financial statements

PAYLESS CASHWAYS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (1)

                                                                                 Reorganized        |         Predecessor
                                                                                   Company          |           Company
                                                                             ------------------     |     ----------------
                                                                                  Thirteen          |          Thirteen
                                                                                 Weeks Ended        |         Weeks Ended
                                                                                February 28,        |          March 1,
(In thousands)                                                                      1998            |            1997
                                                                                                    |
                                                                             ------------------     |     -----------------
                                                                                                    |
Cash Flows from Operating Activities                                                                |
                                                                                                    |
     Net loss                                                                $         (24,962)     |     $         (8,135)
     Adjustments to reconcile net loss to net cash                                                  |
       provided by operating activities:                                                            |
         Depreciation and amortization                                                   8,312      |               12,804
         Deferred income taxes                                                          (5,818)     |                  641
         Non-cash interest                                                                 170      |                  700
         Other                                                                              76      |                  851
     Changes in assets and liabilities                                                 (16,807)     |              (38,376)
                                                                             -----------------------|----------------------
     NET CASH USED IN OPERATING ACTIVITIES                                             (39,029)     |              (31,515)
                                                                                                    |
Cash Flows from Investing Activities                                                                |
                                                                                                    |
     Additions to land, buildings and equipment                                         (3,788)     |               (6,875)
     Proceeds from sale of land, buildings and equipment                                23,697      |                1,985
     Acquisition of business, excluding working capital:                                            |
       Purchase price in excess of net assets acquired                                      --      |                 (334)
     Decrease (increase) in other assets                                                 4,468      |                 (708)
                                                                             -----------------------|----------------------
                                                                                                    |
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                24,377      |               (5,932)
                                                                                                    |
Cash Flows from Financing Activities                                                                |
                                                                                                    |
     Retirements of long-term debt                                                     (54,737)     |               (3,670)
     Net proceeds from revolving credit facility                                        63,000      |               50,000
     Other                                                                                  32      |                 (799)
                                                                             -----------------------|----------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                           8,295      |               45,531
                                                                             -----------------------|---------------------
                                                                                                    |
     Net (decrease) increase in cash and cash equivalents                               (6,357)     |                8,084
     Cash and cash equivalents, beginning of period                                     11,961      |                  425
                                                                             -----------------------|---------------------
     Cash and cash equivalents, end of period                                $           5,604      |     $          8,509
                                                                             =======================|=====================

See notes to condensed financial statements

PAYLESS CASHWAYS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Thirteen weeks ended February 28, 1998, and March 1, 1997.


(1) The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended November 29, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The November 29, 1997, condensed balance sheet has been derived from the audited financial statements as of that date.

(2)    Basic  net  loss  per  common  share  has  been  computed  based  on  the weighted-average number of common shares outstanding during the period. Dilutive net loss per common share is computed based on the weighted-average number of common shares plus potential common shares outstanding during the period, when dilutive, consisting of certain stock options. However, given the net loss reported in the first quarter of fiscal 1998, the impact of considering such stock option would be antidilutive. Accordingly, diluted loss per common share has not been presented. Net loss per common share has not been presented for the Predecessor Company because Old Preferred Stock and Old Common Stock were canceled on December 2, 1997, under the Plan of Reorganization.
       Presentation of net loss per common share based on Predecessor Company average shares outstanding would therefore not be meaningful.

(3) Approximately 80% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $1.0 million and $25.5 million higher than reported at February 28, 1998, and March 1, 1997, respectively.

(4) Long-term debt consisted of the following:

                                                                               Reorganized               |     Predecessor
                                                                                 Company                 |       Company
                                                                --------------------------------------   |  --------------
                                                                 February 28,            November 29,    |      March 1,
       (In thousands)                                                1998                   1997         |        1997
                                                                -----------------------------------------|----------------
                                                                                                         |
       Exit Financing Agreement, variable interest rate         $    339,794           $    317,133      |    $        --
       Mortgage loan, variable interest rate                         100,665                102,010      |             --
       Note payable, variable interest rate                               --                 13,000      |             --
       Amended Credit Agreement, variable interest rate                   --                     --      |        404,000
       Mortgage loan, 11.04% to 11.21%                                    --                     --      |        104,358
       Senior subordinated notes, 9-1/8%                                  --                     --      |        173,655
       Other senior debt                                               1,189                  1,242      |          1,324
                                                                -----------------------------------------|----------------
                                                                     441,648                433,385      |        683,337
       Less portion classified as current liability                   (3,135)                (9,354)     |        (18,765)
                                                                -----------------------------------------|----------------
                                                                $    438,513           $    424,031      |    $   664,572
                                                                ==========================================================

       On February 26, 1998, the Company borrowed an additional $13 million under the variable rate mortgage loan and prepaid the note payable.

(5) During the first quarter of 1998, the Company granted 1,350,000 stock options under the Payless Cashways, Inc. 1998 Omnibus Incentive Plan. The exercise price for these incentive stock options was the fair market value of the Common Stock on the grant date. The Company has accounted for these stock options according to APB Opinion No. 25, "Accounting for Stock Issued to Employees."

PAYLESS CASHWAYS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Income

Net sales for the quarter ended February 28, 1998, decreased 19.1% from the same period of 1997 in total and 7.5% on a same-store sales basis. (Same stores are those open one full year.) The sales decline for the first quarter is primarily due to the lingering impact of the Company's July 1997 Chapter 11 filing and competitive pressure. Same-store sales to professional customers declined 4.5% and same-store sales to do-it-yourself customers declined 10.3%. During the second half of fiscal 1997, the Company closed 30 stores whose sales were $64.5 million in the first quarter of 1997.

Costs and Expenses

Cost of merchandise sold, as a percent of sales, was 74.0% and 71.4% for the first quarter of 1998 and 1997, respectively. The increase for the first quarter of 1998 was primarily due to more competitive pricing designed to regain customer traffic lost during the Chapter 11 period during fiscal 1997.

Selling, general and administrative expenses were 28.4% of sales for both the first quarter of 1998 and 1997. Selling, general and administrative expenses for the first quarter of 1998 decreased approximately $26.2 million compared to the same period of the prior year primarily because of closed stores.

A special charge of $5.6 million ($3.4 million after tax), primarily a cash charge, was recorded in the first quarter of 1998 to reflect severance costs related to the elimination of staff at the Company's headquarters and regional administrative centers.

The provision for depreciation and amortization decreased from the first quarter of 1997 due primarily to goodwill written off and assets written down in fresh-start reporting related to the Company's emergence from bankruptcy. In addition, assets were removed from service in connection with the store closings mentioned above.

Interest expense for the first quarter of 1998 decreased compared to the same period of 1997 primarily due to lower borrowing levels in 1998 somewhat offset by higher interest rates in 1998. Certain debt was discharged in accordance with a Plan of Reorganization effective December 2, 1997.

The income tax benefit for the first quarter of 1998 was $8.2 million compared to $18.6 million for the first quarter of 1997. The effective tax rates for 1998 and 1997 were different from the 35% statutory rate primarily due to various expenses that are permanently non-deductible for income tax purposes. The most significant of these expenses was goodwill amortization in fiscal 1997. Such tax benefits reflect management's estimates of the annual effective tax rates at the end of each quarter, and are subject to change throughout the year.

Net Loss

Net loss for the quarter ended February 28,1998, was $25.0 million compared to $8.1 million for the same period of 1997. The increase in net loss was primarily the result of decreased same-store sales and increased cost of goods sold. Loss per common share was $1.25. Excluding the special charge, net loss for the first quarter of 1998 would have been $20.8 million and loss per common share would have been $1.04.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $39.0 million for the first quarter of 1998 compared to $31.5 million for the same period of 1997. The increase in cash used in operating activities was primarily caused by the increased net loss in 1998. The Company benefited from income tax refunds of $24.6 million received in the first quarter of 1998. During the first quarters of 1998 and 1997, the Company used cash of approximately $.4 million and $1.8 million, respectively, in operating activities related to the execution of the 1997, 1996 and 1995 restructuring plans and $8.8 million in the first quarter of 1998 for costs related to the Chapter 11 filing. In addition, the Company used $4.6 million in the first quarter of 1998 to

PAYLESS CASHWAYS, INC.

pay severance costs related to the elimination of staff at the Company's headquarters and regional administrative centers. Due to seasonally lower sales in the winter months, cash flow in the first quarter represents a small amount of annual operating cash flow.

Borrowings are available under the Exit Financing Agreement to supplement cash generated by operations. At February 28, 1998, $33.0 million was available for borrowing under the Exit Financing Agreement. At February 28, 1998, working capital was $272.6 million compared to $258.4 million and $176.6 million at November 29, 1997 and March 1, 1997, respectively. The current ratios at February 28,1998, November 29, 1997, and March 1, 1997, were 2.58 to 1, 2.15 to
1, and 1.62 to 1, respectively.

The Company's primary investing activities are capital expenditures for the renovation of existing stores and additional equipment. The Exit Financing Agreement governs the amount of capital expenditures that can be made ($59.6 million in 1998, $52.1 million in 1999, $41.2 million in 2000, $51.3 million in 2001 and $52.3 million in 2002). The Company spent approximately $3.8 million and $7.2 million during the first quarter of 1998 and 1997, respectively, for renovation of existing stores and additional equipment. In 1997 the Company's capital expenditures also included expenditures for strategic initiatives. The Company's Board of Directors is currently analyzing the Company's competitive positioning in the market and the related capital expenditures. Until such evaluation is complete, budgeted capital expenditures for 1998 will be limited to normal renovation of existing stores and routine equipment purchases, which will be financed with funds generated from operations and borrowings under the Exit Financing Agreement. During the first quarter of 1998, the Company sold twelve real estate properties related to stores previously closed for approximately $23.6 million of cash proceeds. Additionally, in the first quarter of 1998, the Company received $5.1 million from the surrender of certain life insurance policies related to a terminated benefit plan.

The Company's most significant financing activity is and will continue to be the retirement of indebtedness. As a result of the Company's reorganization under Chapter 11, the indebtedness of the Company was reduced significantly in fiscal 1997. Although the Company's consolidated indebtedness is and will continue to be substantial, management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations during the past 12 months and the expected results of operations in the future, cash flow from operations and borrowing availability under the Exit Financing Agreement should provide sufficient liquidity to meet all cash requirements for the next 12 months without additional financing. As a result of the Chapter 11 filing, trade creditors have significantly shortened credit terms. The Company believes that progress with regard to lengthening terms and reestablishing trade credit is continuing, but availability of trade credit cannot be assured. The Exit Financing Agreement contains a number of financial covenants with which the Company must comply. Management currently expects that it will achieve compliance with these covenants throughout fiscal 1998; however, factors beyond management's control, including competitive conditions, economic conditions, supplier support, lumber prices, and weather, could cause noncompliance. If compliance with these covenants is not achieved, the Company may be required to renegotiate its existing covenants with lenders or to refinance borrowings. Success in achieving any such renegotiations or refinancing, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. If the Company fails to achieve compliance with these covenants or, in the absence of such compliance, if the Company fails to amend such financial covenants on terms favorable to the Company, the Company may be in default under such covenants. If such default occurred, it would permit acceleration of its debt under the Exit Financing Agreement which, in turn, would permit acceleration of substantially all of the Company's other long-term debt.

Statements above in the subsections entitled "Costs and Expenses," and in this subsection of this report such as "estimated", "believe", "expect" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance.

Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of customer demand; stability of the sales force; supplier support; consumer spending and debt levels; interest rates; housing activity; lumber prices; product mix; growth of certain market segments; an excess of retail space devoted to the sale of building materials; and the success of the Company's strategy. Additional information concerning these and other

PAYLESS CASHWAYS, INC.

factors is contained in the Company's  Securities  and Exchange
Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge or on the Company's web site, payless.cashways.com.

PAYLESS CASHWAYS, INC.

REVIEW BY INDEPENDENT AUDITORS

The condensed consolidated financial statements of Payless Cashways, Inc. for the thirteen week periods ended February 28, 1998, and March 1, 1997, have been reviewed by KPMG Peat Marwick LLP, independent auditors. Their report is included in this filing.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         A group of terminated employees and others have filed a lawsuit against the Company and other named defendants in the United States District Court for the Southern District of Iowa. (See the full description of the lawsuit in Item 3-Legal Proceedings contained in the Company's Form 10-K for the year ended November 29, 1997.) The lawsuit was brought in connection with a reduction in force pursuant to a January 1994 restructuring. The suit has asserted a variety of claims including federal and state securities fraud claims, alleged violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act, federal and state claims of age discrimination, alleged violations of the Employment Retirement Income Security Act of 1974, and various state law claims including, but not limited to, fraudulent misrepresentation allegations. The Company filed a motion to dismiss the majority of the claims; and Rulings and an Order have been issued with respect thereto, substantially narrowing plaintiff's legal claims by dismissing some age discrimination counts, all federal securities fraud and RICO counts except one each, and all state law counts related to an alleged partnership.

       The plaintiff's motion for class certification has been denied on all claims except the age discrimination claims. The court has recently granted the plaintiff's motion for class certification of certain age discrimination claims. As a result of this ruling, approximately 20 additional individuals may choose to participate in the age claims asserted in this suit. Each of the parties has conducted discovery pursuant to the court's scheduling order and discovery plan. The lawsuit was formally stayed pursuant to the automatic stay issued by the Bankruptcy Court following the voluntary Chapter 11 reorganization filing on July 21, 1997. During the Chapter 11 reorganization, plaintiffs timely filed proofs of claim, including a purported claim on behalf of the potential Age Discrimination Employment Act opt-in class, for an aggregate of $37 million, which was reduced by the Bankruptcy Court to a reserve of $22 million. The case has been returned to the United States District Court for the Southern District of Iowa for resolution. Any recovery for the plaintiffs would be treated as a general unsecured claim entitling the plaintiffs to their pro rata share of 8,269,329 shares of New Common Stock reserved for such claims.

       The Company denies any and all claimed liability and is vigorously defending this litigation, but is unable to estimate a potential range of monetary exposure, if any, to the Company or to predict the likely outcome of this matter.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 5.  Other.

         Unsecured claims against the Company by vendors and suppliers for goods delivered and services rendered prior to July 21, 1997, claims in respect of the 9-1/8% senior subordinated notes, contingent unliquidated claims and claims for damage arising from the rejection by the Company pursuant to Section 365 of the Bankruptcy Code of executory contracts and unexpired leases (collectively, "General Unsecured Claims") will receive their pro rata share of 8,269,329 shares of New Common Stock or approximately 41% of the shares of the newly reorganized Company. Holders of General Unsecured Claims began receiving their first distribution of shares in partial satisfaction and discharge of their allowed claims on or about December 15, 1997. To date 5,866,312 shares of New Common Stock have been issued to holders of General Unsecured Claims whose claims have been allowed by the Bankruptcy Court. The remaining shares of New Common Stock are held for future distributions to holders of General Unsecured Claims, pending the final resolution of disputed claims.

PAYLESS CASHWAYS, INC.


Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.

                4.0  Long-term  debt  instruments  of Payless in   amounts   not
                     exceeding ten percent (10%) of the total assets of Payless will be furnished to the Commission upon request.

               10.1  Payless  Cashways,  Inc.   1998   Omnibus   Incentive  Plan
                     effective January 15, 1998.

               10.2  Settlement Agreement, Resignation, and Full General Release
                     dated  January 5, 1998,   by and between  Payless and David
                     Stanley.

               10.3 Settlement Agreement, Resignation, and Full General Release dated January 6, 1998, by and between Payless and Susan M. Stanton.

               10.4 Settlement Agreement, Resignation, and Full General Release dated January 21, 1998, by and between Payless and Stephen
                     A. Lightstone.

               10.5  Settlement Agreement, Resignation, and Full General Release
                     dated  January 17, 1998,   by   and between  Payless and G.
                     Michael Buchen.

               10.6 Settlement Agreement, Resignation, and Full General Release dated January 23, 1998, by and between Payless and E. J. Holland, Jr.

               10.7 Form of Indemnification Agreement between Payless and various officers and directors.

               15.1 Letter re unaudited financial information - KPMG Peat Marwick LLP.

               27.1  Financial data schedule.

         b. Reports on Form 8-K.

                The Registrant has filed one report on Form 8-K during the quarter ended February 28, 1998. The report was dated December 2, 1997, and contained Item 5, Other Events, and Item 7, Financial Statements and Exhibits. No financial statements were filed with this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PAYLESS CASHWAYS, INC.
                                         (Registrant)

Date:  April 7, 1998             By:     s/Richard G. Luse
                                         ---------------------------------------
                                         Richard G. Luse, Senior Vice President-
                                         Finance and Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)