Form 10-Q
period 1998-05-30
PAYLESS CASHWAYS INC
filed 1998-07-14
CIK 76744

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
  / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended May 30, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES / X / NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 19,993,245 shares of Common Stock, $.01 par value, outstanding as of July 2, 1998

PAYLESS CASHWAYS, INC.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

STATEMENTS OF OPERATIONS (Unaudited) (1)


                                                       Reorganized   | Predecessor           Reorganized  |   Predecessor
                                                         Company     |   Company               Company    |     Company
                                                    ---------------------------------------------------------------------
                                                         Thirteen    |  Thirteen             Twenty-Six   |   Twenty-Six
                                                        Weeks Ended  | Weeks Ended           Weeks Ended  |   Weeks Ended
                                                           May 30,   |    May 31,               May 30,   |      May 31,
(In thousands, except per share amounts)                    1998     |     1997                  1998     |       1997
                                                    --------------------------------      -------------------------------
                                                                     |                                    |
Income                                                               |                                    |
     Net sales                                      $    505,919     | $    661,191       $     900,190   |  $  1,148,741
     Other income                                            991     |        1,264               1,780   |         2,469
                                                    --------------------------------      --------------------------------
                                                         506,910     |      662,455             901,970   |     1,151,210
                                                                     |                                    |
Costs and expenses                                                   |                                    |
     Cost of merchandise sold                            374,971     |      483,093             666,880   |       831,340
     Selling, general and administrative                 112,196     |      151,147             224,366   |       289,554
     Special charges                                          --     |           --               5,584   |            --
     Provision for depreciation and amortization           8,855     |       13,037              17,167   |        25,841
     Interest expense                                      9,915     |       16,274              20,150   |        32,329
                                                    --------------------------------      --------------------------------
                                                         505,937     |      663,551             934,147   |     1,179,064
                                                    --------------------------------      --------------------------------
                                                                     |                                    |
               INCOME (LOSS) BEFORE INCOME TAXES             973     |       (1,096)            (32,177)  |       (27,854)
                                                                     |                                    |
Federal and state income taxes                               241     |       12,133              (7,947)  |   $   (21,364)
                                                    --------------------------------      --------------------------------
                                                                     |                                    |
                               NET INCOME (LOSS)    $        732     | $    (13,229)      $     (24,230)  |   $   (21,364)
                                                    ================================      ================================
                                                                     |                                    |
Weighted average common shares outstanding                20,000     |                           20,000   |
                                                    -----------------                     ----------------
                                                                     |                                    |
Net income (loss) per common share-basic (2)        $        .04     |                    $      (1.21)   |
                                                    =================                     ================
                                                                     |                                    |
Weighted average common and dilutive                                 |                                    |
     common equivalent shares outstanding                 20,111     |                           20,000   |
                                                    -----------------                     ----------------
                                                                     |                                    |
Net income (loss) per common share-diluted (2)      $        .04     |                    $      (1.21)   |
                                                    =================                     ================

See notes to condensed financial statements

CONDENSED BALANCE SHEETS (Unaudited) (1)

                                                                         Reorganized         |  Predecessor
                                                                          Company            |    Company
                                                                --------------------------------------------
                                                                  May 30,      November 29,  |     May 31,
(In thousands)                                                     1998           1997       |      1997
                                                                --------------------------------------------
                                                                                             |
ASSETS                                                                                       |
                                                                                             |
CURRENT ASSETS                                                                               |
  Cash and cash equivalents                                     $     7,610    $    11,961   |   $     7,847
  Merchandise inventories (3)                                       371,943        414,882   |       419,275
  Prepaid expenses and other current assets                          16,379         14,705   |        22,987
  Income taxes receivable                                             9,706         32,232   |        23,861
  Deferred income taxes                                               5,930          8,665   |        12,527
                                                                --------------------------------------------
                                   TOTAL CURRENT ASSETS             411,568        482,445   |       486,497
                                                                                             |
OTHER ASSETS                                                                                 |
  Real estate held for sale                                          20,974         48,562   |        13,374
  Cost in excess of net assets acquired, less                                                |
    accumulated amortization of $109,950                                                     |
    at May 31, 1997                                                    --             --     |       289,210
  Deferred financing costs                                            2,217          2,600   |        12,026
  Other                                                               8,757         14,316   |        14,254
                                                                                             |
LAND, BUILDINGS AND EQUIPMENT                                       368,107        363,418   |       794,450
  Allowance for depreciation and amortization                       (16,482)          --     |      (292,336)
                                                                --------------------------------------------
                                                                                             |
    TOTAL LAND, BUILDINGS AND EQUIPMENT                             351,625        363,418   |       502,114
                                                                --------------------------------------------
                                                                                             |
                                                                $   795,141    $   911,341   |   $ 1,317,475
                                                                ============================================

See notes to condensed financial statements

CONDENSED BALANCE SHEETS - Continued (Unaudited) (1)

                                                                    Reorganized        |  Predecessor
                                                                     Company           |    Company
                                                         ---------------------------------------------
                                                             May 30,      November 29, |     May 31,
(In thousands)                                                1998            1997     |      1997
                                                         ---------------------------------------------
                                                                                       |
                                                                                       |
LIABILITIES AND SHAREHOLDERS' EQUITY                                                   |
                                                                                       |
     CURRENT LIABILITIES                                                               |
       Current portion of long-term debt                  $     3,139    $     9,354   |   $    19,208
       Trade accounts payable                                  51,687         75,583   |       150,357
       Other current liabilities                              114,249        136,741   |       159,306
       Income taxes payable                                     2,960          2,362   |         5,632
                                                          --------------------------------------------
                             TOTAL CURRENT LIABILITIES        172,035        224,040   |       334,503
                                                                                       |
     LONG-TERM DEBT, less portion                                                      |
       classified as current liability (4)                    392,160        424,031   |       647,187
                                                                                       |
     NON-CURRENT LIABILITIES                                                           |
       Deferred income taxes                                   50,476         58,788   |        42,682
       Other                                                   20,900         20,682   |        24,626
                                                                                       |
     SHAREHOLDERS' EQUITY (5)                                                          |
       Common Stock, $.01 par value, 50,000,000 shares                                 |
         authorized, 20,000,000 shares issued at                                       |
         May 30, 1998, and November 29, 1997                      200            200   |          --
       Preferred Stock, $1.00 par value, 25,000,000                                    |
         shares authorized; issued:                                                    |
           Cumulative Preferred Stock, 406,000 shares                                  |
             issued and $81,737 aggregate                                              |
             liquidation preference at May 31, 1997              --             --     |        40,600
       Common Stock, $.01 par value:                                                   |
           Voting, 150,000,000 shares authorized,                                      |
             39,520,241shares issued at May 31, 1997             --             --     |           395
           Non-Voting Class A, 5,000,000 shares authorized,                            |
             450,000 shares issued at May 31, 1997               --             --     |             5
       Additional paid-in capital                             183,600        183,600   |       487,838
       Accumulated deficit                                    (24,230)          --     |      (260,361)
                                                          --------------------------------------------
                                                                                       |
                             TOTAL SHAREHOLDERS' EQUITY       159,570        183,800   |       268,477
                                                          --------------------------------------------
                                                                                       |
                                                          $   795,141    $   911,341   |   $ 1,317,475
                                                          ============================================

See notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (1)

                                                             Reorganized     |   Predecessor
                                                               Company       |     Company
                                                           ----------------------------------
                                                             Twenty-Six      |   Twenty-Six
                                                             Weeks Ended     |   Weeks Ended
                                                               May 30,       |     May 31,
(In thousands)                                                  1998         |      1997
                                                           ----------------------------------
                                                                             |
Cash Flows from Operating Activities                                         |
                                                                             |
     Net loss                                              $   (24,230)      |   $   (21,364)
     Adjustments to reconcile net loss to net cash                           |
       provided by operating activities:                                     |
         Depreciation and amortization                          17,167       |        25,841
         Deferred income taxes                                  (5,577)      |         2,171
         Non-cash interest                                         350       |         1,600
         Other                                                     218       |         2,046
     Changes in assets and liabilities                          17,501       |       (15,224)
                                                            ---------------------------------
                                                                             |
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         5,429       |        (4,930)
                                                                             |
Cash Flows from Investing Activities                                         |
                                                                             |
     Additions to land, buildings and equipment                 (6,186)      |       (19,895)
     Proceeds from sale of land, buildings and equipment        28,900       |         6,772
     Acquisition of business, excluding working capital:                     |
       Purchase price in excess of net assets acquired            --         |        (1,015)
     Decrease (increase) in other assets                         5,559       |        (1,337)
                                                            ---------------------------------
                                                                             |
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        28,273       |       (15,475)
                                                                             |
Cash Flows from Financing Activities                                         |
                                                                             |
     Retirements of long-term debt                             (59,086)      |        (7,450)
     Proceeds from long-term debt                               21,000       |        36,838
     Other                                                          33       |        (1,561)
                                                            ---------------------------------
                                                                             |
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (38,053)      |        27,827
                                                            ---------------------------------
     Net increase in cash and cash equivalents                  (4,351)      |         7,422
     Cash and cash equivalents, beginning of period             11,961       |           425
                                                            ---------------------------------
     Cash and cash equivalents, end of period               $    7,610       |      $  7,847
                                                            =================================

See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

Twenty-six weeks ended May 30, 1998, and May 31, 1997.

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

(2) Basic net income (loss) per common share has been computed based on the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per common share is computed based on the weighted-average number of common shares plus potential common shares outstanding during the period, when dilutive, consisting of certain stock options. However, given the net loss reported for the twenty-six weeks ended May 30, 1998, the impact of considering such stock options would be antidilutive. Accordingly, diluted loss per common share for that period has been computed without considering such stock options. Net loss per common share has not been presented for the Predecessor Company because Old Preferred Stock and Old Common Stock were canceled on December 2, 1997, under the Plan of Reorganization. Presentation of net loss per common share based on Predecessor Company average shares outstanding would therefore not be meaningful.

(3) Approximately 80% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $1.0 million and $30.2 million higher than reported at May 30, 1998, and May 31, 1997, respectively.

(4) Long-term debt consisted of the following:

                                                                 May 30,    November 29,    May 31,
    (In thousands)                                                1998         1997          1997
                                                                ---------   ------------  ---------
    Exit Financing Agreement, variable interest rate            $ 295,158    $ 317,133    $    --
    Mortgage loan, variable interest rate                          98,984      102,010         --
    Note payable, variable interest rate                             --         13,000         --
    Amended Credit Agreement                                         --           --        390,837
    Mortgage loan payable to insurance company                       --           --        100,608
    Senior subordinated notes                                        --           --        173,655
    Other senior debt                                               1,157        1,242        1,295
                                                                 ---------    --------     --------
                                                                  395,299      433,385      666,395
    Less portion classified as current liability                   (3,139)      (9,354)     (19,208)
                                                                 --------     --------     --------
                                                                $ 392,160    $ 424,031    $ 647,187
                                                                 =========    ========     ========

(5) During the first half of 1998, the Company granted 1,410,000 stock options under the Payless Cashways, Inc. 1998 Omnibus Incentive Plan. The exercise price for these incentive stock options was the fair market value of the Common Stock on the grant date. The Company has accounted for these stock options according to APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Income

Net sales for the quarter ended May 30, 1998, decreased 23.5% from the same period of 1997 in total and 13.2% on a same-store sales basis. (Same stores are those open one full year.) Net sales for the first half of 1998 decreased 22.0% from the same period of 1997 in total and 10.9% on a same-store sales basis. Management believes continuing competitive pressure and the lingering effects of the Chapter 11 filing have contributed to sales declines throughout 1998. In addition, management believes that the weather-delayed spring selling season and deflation in commodity wood product prices had a negative impact on sales during the second quarter. Same-store sales to professional customers during the first half of 1998 declined 6.1% and same-store sales to do-it-yourself customers declined 13.7%. During the second half of fiscal 1997, the Company closed 30 stores whose sales were $82.4 million and $146.8 million in the second quarter and first half of 1997, respectively. The Company also closed 3 stores at the end of the 1998 second quarter.

Costs and Expenses

Cost of merchandise sold as a percent of sales was 74.1% and 73.1% for the second quarter of 1998 and 1997, respectively. For the first half of 1998 and 1997, cost of merchandise sold as a percent of sales was 74.1% and 72.4%, respectively. The increase for the second quarter and first half of 1998 was primarily due to more competitive pricing designed to regain customer traffic lost during the Chapter 11 period during fiscal 1997.

Selling, general and administrative expenses were 22.2% and 22.9% of sales for the second quarter of 1998 and 1997, respectively. For the first half of 1998 and 1997, selling, general and administrative expenses were 24.9% and 25.2% of sales, respectively. The decrease as a percent of sales for the 1998 periods was due to successful efforts to lower expenses. Selling, general and administrative expenses for the second quarter and first half of 1998 decreased approximately $39.0 million and $65.2 million, respectively, compared to the same periods of the prior year primarily because of closed stores.

A special charge of $5.6 million ($3.4 million after tax), primarily a cash charge, was recorded in the first quarter of 1998 to reflect severance costs related to the elimination of staff at the Company's headquarters and regional administrative centers.

The provision for depreciation and amortization decreased from the second quarter and first half of 1997 due primarily to goodwill written-off and assets written-down in fresh-start reporting related to the Company's emergence from bankruptcy. In addition, assets were removed from service in connection with the store closings mentioned above.

Interest expense for the second quarter and first half of 1998 decreased compared to the same periods of 1997 primarily due to lower borrowing levels in 1998 somewhat offset by higher interest rates in 1998. Certain debt was discharged in accordance with the Plan of Reorganization effective December 2, 1997.

The income tax benefit for the first half of 1998 was $7.9 million compared to $6.5 million for the first half of 1997. The effective tax rates for both periods were different from the 35% statutory rate primarily due to various expenses that are permanently non-deductible for income tax purposes. The most significant of these expenses was goodwill amortization in fiscal 1997. Such tax benefits reflect management's estimates of the annual effective tax rates at the end of each quarter and are subject to change throughout the year. The 1997 second quarter income tax provision reduced the first quarter income tax benefit by $12.9 million as a result of adjusting the estimated annual effective income tax rate for the fiscal year.

Net Income (Loss)

Net income for the quarter ended May 30, 1998, was $0.7 million compared to net loss of $13.2 million for the same period of 1997. Excluding the effect of the second quarter 1997 tax provision adjustment, net earnings for the second quarter improved in 1998 due to lower selling, general and administrative expenses as well as a lower depreciation and amortization provision and lower interest expense. For the first half of 1998, net loss was $24.2 million compared to $21.4 million for the same period of 1997. Net loss for the first halves of 1998 and 1997 were primarily the result of decreased same-store sales. Basic and diluted income per common share were $0.04 for the second quarter of 1998, while basic and diluted loss per common share were $1.21 for the first half of 1998. Excluding the first quarter of 1998 special charge, net loss for the first half of 1998 would have been $20.0 million and basic and diluted loss per common share would have been $1.00.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $5.4 million for the first half of 1998 compared to cash used in operating activities of $4.9 million for the same period of 1997. The increase in cash from operating activities was primarily caused by decreased merchandise inventories. During the first half of 1998 and 1997, the Company used cash of approximately $0.7 million and $3.3 million, respectively, in operating activities related to the execution of the 1997, 1996 and 1995 restructuring plans and $9.6 million in the first half of 1998 for costs related to the Chapter 11 filing. In addition, the Company used $5.3 million in the first half of 1998 to pay severance costs related to the elimination of staff at the Company's headquarters and regional administrative centers.

Borrowings have been available under the Exit Financing Agreement to supplement cash generated by operations. At May 30, 1998, $78.4 million was available for borrowing under the Exit Financing Agreement. At May 30, 1998, working capital was $239.5 million compared to $258.4 million and $152.0 million at November 29, 1997 and May 31, 1997, respectively. The current ratios at May 30, 1998, November 29, 1997, and May 31, 1997, were 2.39 to 1, 2.15 to 1, and 1.45 to 1, respectively.

The Company's primary investing activities are capital expenditures for the renovation of existing stores and additional equipment. The Exit Financing Agreement governs the amount of capital expenditures that can be made ($59.6 million in 1998, $52.1 million in 1999, $41.2 million in 2000, $51.3 million in 2001 and $52.3 million in 2002). The Company spent approximately $6.2 million and $19.9 million during the first half of 1998 and 1997, respectively, for renovation of existing stores and additional equipment. In 1997 the Company's capital expenditures also included expenditures for strategic initiatives. Budgeted capital expenditures for 1998 will be limited to normal renovation of existing stores and routine equipment purchases, which will be financed with funds generated from operations and borrowings under the Exit Financing Agreement. During the first half of 1998, the Company sold 17 real estate properties related to stores previously closed for approximately $28.9 million of cash proceeds which were applied to outstanding debt. Additionally, in the first half of 1998, the Company received $5.8 million from the surrender of certain life insurance policies related to a terminated benefit plan.

The Company's most significant financing activity is and will continue to be the retirement of indebtedness. As a result of the Company's reorganization under Chapter 11, the indebtedness of the Company was reduced significantly in fiscal 1997. Although the Company's consolidated indebtedness is and will continue to be substantial, management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations during the past 12 months and the expected results of operations in the future, cash flow from operations and borrowing availability under the Exit Financing Agreement should provide sufficient liquidity to meet all cash requirements for the next 12 months without additional financing, subject to the possible adverse impact of loan covenants described below. As a result of the 1997 Chapter 11 filing, trade creditors have significantly shortened credit terms and the availability of trade credit cannot be assured. The Exit Financing Agreement contains a number of financial covenants with which the Company must comply. Management is unable to predict if it will achieve compliance with these covenants at the end of fiscal 1998 as a result of various factors, including certain factors which are beyond management's control, including competitive conditions, economic conditions, supplier support, lumber prices, and weather, which could cause noncompliance. In order to achieve compliance with these covenants, current negative sales trends would need to improve. Management is currently in discussions with its bank lenders for the purpose of revising the terms of the credit agreement, including the financial covenants. The Company believes it will be able to negotiate operating flexibility with its lenders, although success in achieving any such renegotiations or refinancing, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. If the Company fails to achieve compliance with these covenants or, in the absence of such compliance, if the Company fails to amend such financial covenants on terms favorable to the Company, the Company may be in default under such covenants. If such default occurred, it would permit acceleration of its debt under the Exit Financing Agreement which, in turn, would permit acceleration of substantially all of the Company's other long-term debt.

FORWARD-LOOKING STATEMENTS

Statements above in the subsections of this report entitled "Costs and Expenses," and "Liquidity and Capital Resources," such as "estimated",
"believe", "expect" and similar expressions, which are not historical, are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance.

Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of customer demand; stability of the sales force; supplier support; consumer spending and debt levels; interest rates; housing activity; lumber prices; product mix; growth of certain market segments; an excess of retail space devoted to the sale of building materials; and the success of the Company's strategy. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge or on the Company's web site, payless.cashways.com.



REVIEW BY INDEPENDENT AUDITORS

The condensed consolidated financial statements of Payless Cashways, Inc. for the thirteen week and twenty-six week periods ended May 30, 1998 and May 31, 1997, have been reviewed by KPMG Peat Marwick LLP, independent auditors. Their report is included in this filing.

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

       The plaintiff's motion for class certification has been denied on all claims except the age discrimination claims. The court has recently granted the plaintiff's motion for class certification of certain age discrimination claims. As a result of this ruling, approximately 11 additional individuals chose to participate in the age claims asserted in this suit. Each of the parties has conducted discovery pursuant to the court's scheduling order and discovery plan. The lawsuit was formally stayed pursuant to the automatic stay issued by the Bankruptcy Court following the voluntary Chapter 11 reorganization filing on July 21, 1997. During the Chapter 11 reorganization, plaintiffs timely filed proofs of claim, including a purported claim on behalf of the potential Age Discrimination Employment Act opt-in class, for an aggregate of $37 million, which was reduced by the Bankruptcy Court to a reserve of $22 million. The case has been returned to the United States District Court for the Southern District of Iowa for resolution with a trial date anticipated in early 1999. Any recovery for the plaintiffs would be treated as a general unsecured claim entitling the plaintiffs to their pro rata share of 8,269,329 shares of New Common Stock reserved for such claims.

       The Company denies any and all claimed liability and is vigorously defending this litigation, but is unable to estimate a potential range of monetary exposure, if any, to the Company or to predict the likely outcome of this matter.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders was held April 15, 1998. Shareholders voted in favor of the nominee for director: H. D. Cleberg (17,688,325 for, 118,307 withheld). Directors who were previously elected and whose term of office as a director continued after the meeting were Peter G. Danis, Donald E. Roller, David M. Chamberlain, Max D. Hopper, Peter M. Wood, and David G. Gundling.

Item 5.  Other Information.

         Subsequent to the Annual Meeting of Shareholders, Millard E. Barron has been appointed President and Chief Executive Officer and elected to the Board of Directors as a Class I member whose term expires in 2001.

         Unsecured claims against the Company by vendors and suppliers for goods delivered and services rendered prior to July 21, 1997, claims in respect of the 9-1/8% senior subordinated notes, contingent, unliquidated claims and claims for damages arising from the rejection by the Company pursuant to Section 365 of the Bankruptcy Code of executory contracts and unexpired leases (collectively, "General Unsecured Claims") will receive their pro rata share of 8,269,329 shares of New Common Stock or approximately 41% of the shares of the newly reorganized Company. Holders of General Unsecured Claims began receiving their second distribution of shares in partial satisfaction and discharge of their allowed claims on or about June 30, 1998. The Company expects to have distributed over 91% of the 8,269,329 shares upon completion of this second, partial distribution. When a sufficient number of additional Class 3A Claims of general, unsecured creditors have been allowed, a subsequent distribution is expected to be made, although it is unlikely that creditors with allowed claims who received shares in the first or second distribution will become entitled to receive shares in such a subsequent distribution. The date for such a subsequent distribution is not currently known. Fractional shares from each partial distribution will be combined at the time of the final distribution with whole shares distributed at that time. No cash for remaining fractional interests, including claims of former stockholdlers owning less than 100 shares, will be paid.

Item 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits.

               4.0  Long-term  debt   instruments  of  Payless  in  amounts  not
                    exceeding ten percent (10%) of the total assets of Payless will be furnished to the Commission upon request.

               15.1 Letter  re  unaudited  financial  information  -  KPMG  Peat
                    Marwick LLP.

               27.1 Financial data schedule.

         b. Reports on Form 8-K.

                No reports on Form 8-K were filed by Payless during the quarter ended May 30, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PAYLESS CASHWAYS, INC.
                                  (Registrant)


Date: July 13, 1998          By:  s/Richard G. Luse
                                  -------------------------------------
                                  Richard G. Luse, Senior Vice  President,
                                  Finance and Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)