Form 10-Q
period 1998-08-29
PAYLESS CASHWAYS INC
filed 1998-10-13
CIK 76744

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
      / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended August 29, 1998

                                       or

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

There were 19,993,811 shares of Common Stock, $.01 par value, outstanding as of October 6, 1998.

PAYLESS CASHWAYS, INC.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

STATEMENTS OF OPERATIONS (Unaudited) (1)

                                                       Reorganized   | Predecessor           Reorganized  |   Predecessor
                                                         Company     |   Company               Company    |     Company
                                                    --------------------------------      -------------------------------
                                                         Thirteen    |  Thirteen             Thirty-nine  |   Thirty-nine
                                                        Weeks Ended  | Weeks Ended           Weeks Ended  |   Weeks Ended
                                                         August 29,  | August 30,            August 29,   |   August 30,
(In thousands, except per share amounts)                    1998     |    1997                  1998      |      1997
                                                    --------------------------------      -------------------------------

                                                                     |                                    |
Income                                                               |                                    |
     Net sales                                      $    523,508     | $    632,107       $   1,423,698   |  $  1,780,848
     Other income                                            908     |        1,191               2,688   |         3,660
                                                    --------------------------------      -------------------------------
                                                         524,416     |      633,298           1,426,386   |     1,784,508
                                                                     |                                    |
Costs and expenses                                                   |                                    |
     Cost of merchandise sold (2)                        393,021     |      478,038           1,059,901   |     1,309,378
     Selling, general and administrative                 112,382     |      148,166             336,748   |       437,720
     Reorganization items (7)                                 --     |        5,121                  --   |         5,121
     Special charges (2)                                     837     |       13,056               6,421   |        13,056
     Asset impairment charges (8)                             --     |       60,483                  --   |        60,483
     Provision for depreciation and amortization           7,835     |       12,768              25,002   |        38,609
     Interest expense (contractual interest of                       |                                    |
       $16,468 and $48,797 for the thirteen weeks                    |                                    |
       and thirty-nine weeks ended August 30, 1997,                  |                                    |
       respectively)                                       8,994     |       14,663              29,144   |        46,992
                                                    --------------------------------      -------------------------------
                                                         523,069     |      732,295           1,457,216   |     1,911,359
                                                    --------------------------------      -------------------------------
                                                                     |                                    |
INCOME (LOSS) BEFORE INCOME TAXES                          1,347     |      (98,997)            (30,830)  |      (126,851)
                                                                     |                                    |
Federal and state income taxes                               332     |      (33,595)             (7,615)  |       (40,085)
                                                    --------------------------------      -------------------------------
                                                                     |                                    |
                               NET INCOME (LOSS)    $      1,015     | $    (65,402)      $     (23,215)  |  $    (86,766)
                                                    ================================      ================================
                                                                     |                                    |
                                                                     |                                    |
Weighted average common shares outstanding                20,000     |                           20,000   |
                                                    -----------------|                     ---------------|
                                                                     |                                    |
Net income (loss) per common share-basic (3)        $        .05     |                    $      (1.16)   |
                                                    =================                     =================
                                                                     |                                    |
Weighted average common and dilutive                                 |                                    |
     common equivalent shares outstanding                 20,004     |                           20,000   |
                                                    -----------------|                     ---------------|
                                                                     |                                    |
Net income (loss) per common share-diluted (3)      $        .05     |                    $      (1.16)   |
                                                    =================|                     ===============|


See notes to condensed financial statements

CONDENSED BALANCE SHEETS (Unaudited) (1)

                                                                               Reorganized                |  Predecessor
                                                                                 Company                  |    Company
                                                                ----------------------------------------- | ------------
                                                                  August 29,            November 29,      |  August 30,
(In thousands)                                                       1998                   1997          |     1997
                                                                --------------------------------------------------------
                                                                                                          |
ASSETS                                                                                                    |
                                                                                                          |
     CURRENT ASSETS                                                                                       |
       Cash and cash equivalents                                $      8,984           $      11,961      |  $    36,707
       Merchandise inventories (4)                                   376,739                 414,882      |      348,780
       Prepaid expenses and other current assets                      11,635                  14,705      |       14,930
       Income taxes receivable                                         9,649                  32,232      |       47,421
       Deferred income taxes                                           3,296                   8,665      |       12,733
                                                                --------------------------------------------------------
                                        TOTAL CURRENT ASSETS         410,303                 482,445      |      460,571
                                                                                                          |
     OTHER ASSETS                                                                                         |
       Real estate held for sale (8)                                  18,815                  48,562      |       44,321
       Cost in excess of net assets acquired, less                                                        |
         accumulated amortization of $112,332                                                             |
         at August 30, 1997 (8)                                           --                      --      |      268,120
       Deferred financing costs                                        3,570                   2,600      |       11,176
       Other                                                           8,010                  14,316      |       15,511
                                                                                                          |
     LAND, BUILDINGS AND EQUIPMENT                                   364,832                 363,418      |      719,173
       Allowance for depreciation and amortization                   (24,194)                     --      |     (275,011)
                                                                --------------------------------------------------------
         TOTAL LAND, BUILDINGS AND EQUIPMENT                         340,638                 363,418      |      444,162
                                                                --------------------------------------------------------
                                                                                                          |
                                                                $    781,336           $     911,341      |  $ 1,243,861
                                                                ========================================================

See notes to condensed financial statements


CONDENSED BALANCE SHEETS - Continued (Unaudited) (1)

                                                                               Reorganized               |   Predecessor
                                                                                 Company                 |     Company
                                                                ---------------------------------------- | -------------
                                                                  August 29,           November 29,      |   August 30,
(In thousands)                                                       1998                  1997          |      1997
                                                                --------------------------------------------------------
                                                                                                         |
                                                                                                         |
LIABILITIES AND SHAREHOLDERS' EQUITY                                                                     |
                                                                                                         |
     CURRENT LIABILITIES                                                                                 |
       Current portion of long-term debt                        $     10,143          $      9,354       |  $    465,372
       Trade accounts payable                                         44,446                75,583       |        17,991
       Other current liabilities                                     112,749               136,741       |       125,452
       Income taxes payable                                            7,436                 2,362       |         8,980
                                                                --------------------------------------------------------
                                   TOTAL CURRENT LIABILITIES         174,774               224,040       |       617,795
                                                                                                         |
     LONG-TERM DEBT, less portion                                                                        |
       classified as current liability (5)                           381,000               424,031       |            --
                                                                                                         |
     NON-CURRENT LIABILITIES                                                                             |
       Deferred income taxes                                          43,935                58,788       |        29,358
       Other                                                          21,042                20,682       |        21,462
                                                                                                         |
     LIABILITIES SUBJECT TO COMPROMISE                                    --                    --       |       372,158
                                                                                                         |
     SHAREHOLDERS' EQUITY (6)                                                                            |
       Common Stock, $.01 par value, 50,000,000 shares                                                   |
         authorized, 20,000,000 shares issued at                                                         |
         August 29, 1998, and November 29, 1997                          200                   200       |            --
       Preferred Stock, $1.00 par value, 25,000,000                                                      |
         shares authorized; issued:                                                                      |
           Cumulative Preferred Stock, 406,000 shares                                                    |
             issued and $83,372 aggregate liquidation                                                    |
             preference at August 30, 1997                                --                    --       |        40,600
       Common Stock, $.01 par value:                                                                     |
           Voting, 150,000,000 shares authorized,                                                        |
             39,964,041 shares issued at August 30, 1997                  --                    --       |           400
       Additional paid-in capital                                    183,600               183,600       |       487,851
       Accumulated deficit                                           (23,215)                   --       |      (325,763)
                                                                --------------------------------------------------------

                                  TOTAL SHAREHOLDERS' EQUITY         160,585               183,800       |       203,088
                                                                --------------------------------------------------------
                                                                                                         |
                                                                $    781,336          $    911,341       |  $  1,243,861
                                                                ========================================================


See notes to condensed financial statements


CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (1)


                                                                                Reorganized         |     Predecessor
                                                                                   Company          |       Company
                                                                             ---------------------- | --------------------
                                                                                 Thirty-nine        |     Thirty-nine
                                                                                 Weeks Ended        |     Weeks Ended
                                                                                  August 29,        |      August 30,
(In thousands)                                                                      1998            |         1997
                                                                             ---------------------------------------------
                                                                                                    |
Cash Flows from Operating Activities                                                                |
                                                                                                    |
     Net loss                                                                $         (23,215)     |     $   (86,766)
     Adjustments to reconcile net loss to net cash                                                  |
       provided by operating activities:                                                            |
         Depreciation and amortization                                                  25,002      |          38,609
         Asset impairment charges (8)                                                       --      |          60,483
         Deferred income taxes                                                          (9,484)     |         (11,359)
         Non-cash reorganization items (7)                                                  --      |           2,481
         Non-cash interest                                                                 530      |           2,500
         Other                                                                             385      |           2,048
     Changes in assets and liabilities                                                  12,078      |          54,747
                                                                             ---------------------------------------------
                                                                                                    |
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                           5,296      |          62,743
                                                                                                    |
Cash Flows from Investing Activities                                                                |
                                                                                                    |
     Additions to land, buildings and equipment                                         (9,929)     |         (33,764)
     Proceeds from sale of land, buildings and equipment                                39,092      |          12,277
     Acquisition of business, excluding working capital:                                            |
       Purchase price in excess of net assets acquired                                      --      |          (1,015)
     Decrease (increase) in other assets                                                 6,306      |          (2,593)
                                                                             ----------------------------------------------
                                                                                                    |
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                35,469      |         (25,095)
                                                                                                    |
Cash Flows from Financing Activities                                                                |
                                                                                                    |
     Retirements of long-term debt                                                     (64,242)     |         (10,703)
     Net proceeds from revolving credit facility                                        22,000      |          13,461
     Financing fees                                                                     (1,500)     |          (3,320)
     Other                                                                                  --      |            (804)
                                                                             ----------------------------------------------
                                                                                                    |
     NET CASH USED IN FINANCING ACTIVITIES                                             (43,742)     |          (1,366)
                                                                             ----------------------------------------------
                                                                                                    |
     Net (decrease) increase in cash and cash equivalents                               (2,977)     |          36,282
     Cash and cash equivalents, beginning of period                                     11,961      |             425
                                                                             ----------------------- ---------------------
     Cash and cash equivalents, end of period                                $           8,984      |     $    36,707
                                                                             =============================================


See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

Thirty-nine weeks ended August 29, 1998, and August 30, 1997.

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

(2) A special charge of $0.8 million ($0.5 million after tax), primarily a cash charge, was recorded in the third quarter of fiscal 1998 in connection with the closing of three stores. In addition, the Company recorded an inventory write-down of $1.3 million ($0.8 million after tax), included in cost of merchandise sold, in connection with the store closings. The 1998 special charge includes:

                                      Amount          Amount            Reserve
                                     Charged         Utilized              at
       (In millions)                  1998        Through 8/29/98       8/29/98
                                  ----------------------------------------------

       Real estate disposal costs    $    0.7      $      --         $      0.7
       Other costs                        0.1             --                0.1
                                  ----------------------------------------------

                                     $    0.8      $      --         $      0.8
                                  ==============================================

       A special charge of $13.1 million ($8.1 million after tax), primarily a cash charge, was recorded in the third quarter of fiscal 1997 in connection with the closing of twenty-nine stores as part of the Company's reorganization under Chapter 11. In addition, the Company recorded an inventory write-down of $10.7 million ($6.6 million after tax), included in cost of merchandise sold, in connection with the store closings.

(3) Basic net income (loss) per common share has been computed based on the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per common share is computed based on the weighted-average number of common shares plus potential common shares outstanding during the period, when dilutive, consisting of certain stock options. Given the net loss reported for the thirty-nine weeks ended August 29, 1998, the impact of considering such stock options would be antidilutive. Accordingly, diluted loss per common share for that period has been computed without considering such stock options. Net loss per common share has not been presented for the Predecessor Company because Old Preferred Stock and Old Common Stock were canceled on December 2, 1997, under the Plan of Reorganization. Presentation of net loss per common share based on Predecessor Company average shares outstanding would therefore not be meaningful.

(4) Approximately 80% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $1.0 million and $27.3 million higher than reported at August 29, 1998, and August 30, 1997, respectively.

(5) Long-term debt consists of the following:

                                                                        August 29,         November 29,         August 30,
       (In thousands)                                                      1998                1997                1997
                                                                      -----------------------------------------------------

       1997 Credit Agreement, variable interest rate                   $    294,283        $    317,133       $         --
       Mortgage loan, variable interest rate                                 95,736             102,010                 --
       Note payable, variable interest rate                                      --              13,000                 --
       Amended Credit Agreement                                                  --                  --            367,462
       Mortgage loan payable to insurance company                                --                  --             97,364
       Senior subordinated notes                                                 --                  --            173,655
       Other senior debt                                                      1,124               1,242              1,285
                                                                      -----------------------------------------------------
                                                                            391,143             433,385            639,766
       Less portion classified as current liability                         (10,143)             (9,354)          (465,372)
       Less portion classified as liabilities subject to
           compromise                                                            --                  --           (174,394)
                                                                      -----------------------------------------------------
                                                                       $    381,000        $    424,031       $         --

       On August 13, 1998, the Company amended its 1997 Credit Agreement to modify various covenants, including required minimum cash flow (defined as earning before interest, taxes and depreciation, (EBITD)) and the maximum debt to EBITD ratio. At the end of the fiscal year 1998, the required EBITD levels were decreased from $59.3 million to $44.6 million and from $74.5 million to $59.0 million at the end of fiscal year 1999. The maximum debt to EBITD ratio was increased from 7.2/1 to 9.0/1 at the end of fiscal year 1998 and from 5.6/1 to 7.5/1 at the end of fiscal year 1999.

(6) During the first nine months of 1998, the Company granted stock options relating to 1,820,000 shares of common stock under the Payless Cashways, Inc. 1998 Omnibus Incentive Plan. The exercise price for these stock options was the fair market value of the Common Stock on the grant date. The Company has accounted for these stock options according to APB Opinion No. 25, "Accounting for Stock Issued to Employees."

(7) In connection with its Chapter 11 filing on July 21, 1997, the Company recorded reorganization items of $5.1 million during the quarter ended August 30, 1997. Reorganization items for this period consisted of professional fees of $2.8 million, the write-off of deferred financing costs of $2.5 million and interest income of $0.2 million.

(8) The Company recorded an asset impairment charge of $60.5 million ($43.9 million after tax) in the third quarter of 1997. This asset impairment charge was recorded after considering current and expected future operating cash flows for certain stores together with the proceeds the Company could expect to receive upon the sale of these assets.

       In 1997, as a result of the impairment charge, certain real estate carrying values were reduced $28.8 million, goodwill was reduced $18.7 million and a $13.0 million liability for future store lease payments was recorded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Income

Net sales for the quarter ended August 29, 1998, decreased 17.2% from the same period of 1997 in total and 6.7% on a same-store sales basis. (Same stores are those open one full year.) Net sales for the first three quarters of 1998 decreased 20.1% from the same period of 1997 in total and 9.3% on a same-store sales basis. Management believes continuing competitive pressure and the lingering effects of the Chapter 11 filing have contributed to sales declines throughout 1998. Same-store sales to professional customers during the third quarter of 1998 increased 4.0% and same-store sales to do-it-yourself customers declined 16.0 %. The Company closed thirty stores during the second half of fiscal 1997 and three stores at the end of the 1998 second quarter. Sales from these closed stores were $70.6 million and $230.4 million in the third quarter and first three quarters of 1997, respectively. The Company plans to close three more stores in the fourth quarter of 1998.

Costs and Expenses

Cost of merchandise sold as a percent of sales was 75.1% and 75.6% for the third quarter of 1998 and 1997, respectively. For the first three quarters of 1998 and 1997, cost of merchandise sold as a percent of sales was 74.4% and 73.5%, respectively. An inventory write-down of $1.3 million ($0.8 million after tax) related to the closing of three stores in the fourth quarter of 1998 was 0.3% and 0.1% of sales for the third quarter and the first three quarters of 1998, respectively. An inventory write-down of $10.7 million ($6.6 million after tax), related to the closing of twenty-nine stores in connection with the Company's reorganization under Chapter 11, was 1.7% and 0.6% of sales for the third quarter and first three quarters of 1997, respectively. Excluding the effects of inventory write-downs related to store closings, the increase in cost of merchandise sold as a percentage of sales for the third quarter and first three quarters of 1998 was primarily due to more competitive pricing designed to regain customer traffic lost during the Chapter 11 period during fiscal 1997. The disruption in the supply of product resulting from the Chapter 11 filing caused some increase in cost of goods sold for the third quarter of 1997 due to purchasing product from secondary sources at higher costs.

Selling, general and administrative expenses were 21.5% and 23.5% of sales for the third quarter of 1998 and 1997, respectively. For the first three quarters of 1998 and 1997, selling, general and administrative expenses were 23.7% and 24.6% of sales, respectively. Selling, general and administrative expenses for the third quarter and first three quarters of 1998 decreased approximately $35.8 million and $101.0 million, respectively, compared to the same periods of the prior year. The reductions in selling, general and administrative expenses were primarily the result of closed stores, as well as initiatives undertaken in 1998 to reduce store as well as corporate level personnel costs.

In connection with its Chapter 11 filing on July 21, 1997, the Company recorded reorganization items of $5.1 million during the quarter ended August 30, 1997.
Reorganization items for this period consisted of professional fees of $2.8 million, the write-off of deferred financing costs of $2.5 million and interest income of $0.2 million.

A special charge of $0.8 million ($0.5 million after tax), primarily a cash charge, was recorded in the third quarter of 1998 to reflect real estate disposal and other costs related to the future closing of three stores and an administrative center in the fourth quarter of 1998. A special charge of $5.6 million ($3.4 million after tax), primarily a cash charge, was also recorded in the first quarter of 1998 to reflect severance costs related to the elimination of staff at the Company's headquarters and regional administrative centers. In the third quarter of fiscal 1997, a special charge of $13.0 million ($8.1 million after tax), primarily a cash charge, was recorded to reflect real estate disposal and severance costs related to the future closing of twenty-nine underperforming stores as part of the Company's reorganization under Chapter 11.

The Company recorded an asset impairment charge of $60.5 million ($43.9 million after tax) in the third quarter of 1997. Primarily because the environment for building materials retailing continued to be increasingly competitive, the Company conducted a review of underperforming stores and determined that certain additional assets were impaired, including assets related to twenty-nine stores, which the Company determined to close. The asset impairment charges were recorded after considering current and expected future operating cash flows for certain stores together with the proceeds the Company could expect to receive upon the sale of these assets.

The provision for depreciation and amortization for the third quarter and first three quarters of 1998 decreased compared to the same periods of 1997 due primarily to goodwill written-off and assets written-down in fresh-start reporting related to the Company's emergence from bankruptcy. In addition, assets were removed from service in connection with the store closings mentioned above.

Interest expense for the third quarter and first three quarters of 1998 decreased compared to the same periods of 1997 primarily due to lower borrowing levels in 1998 somewhat offset by higher 1998 interest rates. Certain debt was discharged in accordance with the Plan of Reorganization effective December 2, 1997.

The income tax benefit for the first three quarters of 1998 was $7.6 million compared to $40.1 million for the first three quarters of 1997. The effective tax rates for both periods were different from the 35% statutory rate primarily due to various expenses that are permanently non-deductible for income tax purposes. The most significant of these expenses was goodwill amortization in fiscal 1997. Such tax benefits reflect management's estimates of the annual effective tax rates at the end of each quarter and are subject to change throughout the year.

Net Income (Loss)

Net income for the quarter ended August 29, 1998, was $1.0 million compared to a net loss of $65.4 million for the same period of 1997. Excluding the effect of the third quarter 1998 and 1997 non-routine charges, net income was $2.7 million for the 1998 quarter compared to a net loss of $3.7 million for the 1997 quarter. The third quarter improvement in 1998 was due to lower selling, general and administrative expenses as well as a lower depreciation and amortization provision and lower interest expense. For the first three quarters of 1998, net loss was $23.2 million compared to $86.8 million for the same period of 1997. Basic and diluted income per common share were $0.05 for the third quarter of 1998, while basic and diluted loss per common share were $1.16 for the first three quarters of 1998. Excluding the 1998 and 1997 non-routine charges, net loss for the first three quarters of 1998 would have been $17.4 million with basic and diluted loss per common share of $0.87 compared to net loss of $25.1 million for the same period of 1997.

THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failure or miscalculations.

The Company has completed an assessment of the impact of the Year 2000 on its computer systems, both hardware and software, and has developed a plan to timely address the Year 2000 issue. Systems that interact with customers and that focus on the core business functions of buying, selling and accounting have been given the highest priority. Some of the Company's current systems are being renovated and others are being replaced with Year 2000-compliant systems. All renovation code and system replacements are being unit-tested as they are completed. Integrated full-system testing will begin in the first quarter of 1999 and is expected to continue through the third quarter of 1999. As of August 29, 1998, code renovation is 85% complete. The Company expects that code renovation will be 95% complete by January 1, 1999, and that all core business systems requiring replacement will be complete by mid-1999. The Company estimates that expenditures to complete execution of the Year 2000 plan will range from $4 million to $6 million. Most of such expenditures are being charged to expense as incurred. The Company currently believes that it will complete all phases of the plan without any material adverse consequences to its business, operations, or financial condition.

All non-information technology, which contains or might contain imbedded software chips that utilize a date function, such as distribution conveyance systems, security systems, climate controls, and other electronic devices used in daily business operations, have been inventoried and assessed. All non-compliant systems are being upgraded and tested as compliant versions become available. This work is expected to continue throughout 1999.

The Company is in the process of assessing the extent to which the Company is vulnerable to the failure of significant suppliers and other third parties to remediate their own Year 2000 issues. The Company expects that this assessment will be competed by February 1999 and believes testing of interfaces with business partners and vendors will continue through 1999. The Company does not anticipate the cost of Year 2000 compliance by suppliers to be passed on to the Company. However, there can be no assurances that failure to address the Year 2000 issue by a third party on whom the Company's systems rely would not have a material adverse effect on the Company.

As testing and assessment of third parties is completed, the Company intends to develop contingency plans for possible Year 2000 problems. The costs of the Company's Year 2000 project and the date on which it will be completed are based on management's best estimates. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $5.3 million for the first three quarters of 1998 compared to $62.7 million for the same period of 1997. Cash provided by operating activities in 1997 was significantly greater than historical levels due to the balance sheet impact of the Chapter 11 filing. Cash provided by operating activities in 1998 has been negatively impacted by decreased trade accounts payable. During the first three quarters of 1998 and 1997, the Company used cash of approximately $2.4 million and $4.2 million, respectively, in operating activities related to the execution of the 1997, 1996 and 1995 restructuring plans and $10.2 million in the first three quarters of 1998 for costs related to the Chapter 11 filing. In addition, the Company used $5.4 million in the first three quarters of 1998 to pay severance costs related to the elimination of staff at the Company's headquarters and regional administrative centers.

Borrowings have been available under the 1997 Credit Agreement to supplement cash generated by operations. At August 29, 1998, $74.1 million was available for borrowing under the 1997 Credit Agreement. Working capital was $235.5 million and $258.4 million at August 29, 1998, and November 29, 1997, respectively, compared to a working capital deficit of $157.2 million at August 30, 1997. The working capital deficit was due to the reclassification of long-term debt as current, partially offset by the reclassification of current liabilities as liabilities subject to compromise. The current ratios at August 29, 1998, and November 29, 1997, were 2.35 to 1, and 2.15 to 1, respectively. The current ratio at August 30, 1997, was 0.7 to 1 due to the same factors causing the working capital deficit.

The Company's primary investing activities are capital expenditures for the renovation of existing stores and additional equipment. The 1997 Credit Agreement governs the amount of capital expenditures that can be made ($59.6 million in 1998, $52.1 million in 1999, $41.2 million in 2000, $51.3 million in 2001 and $52.3 million in 2002). The Company spent approximately $9.9 million and $34.8 million during the first three quarters of 1998 and 1997, respectively, for renovation of existing stores and additional equipment. In 1997 the Company's capital expenditures also included expenditures for strategic initiatives. Budgeted capital expenditures for 1998 will be limited to normal renovation of existing stores and routine equipment purchases, which will be financed with funds generated from operations and borrowings under the 1997 Credit Agreement. During the first three quarters of 1998, the Company sold 22 real estate properties related to stores previously closed for approximately $39.1 million of cash proceeds which were applied to outstanding debt. Additionally, in the first three quarters of 1998, the Company received $5.8 million from the surrender of certain life insurance policies related to a terminated benefit plan.

The Company's most significant financing activity is and will continue to be the retirement of indebtedness. As a result of the Company's reorganization under Chapter 11, the indebtedness of the Company was reduced significantly in fiscal 1997. Although the Company's consolidated indebtedness is and will continue to be substantial, management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations during the past twelve months and the expected results of operations in the future, cash flow from operations and borrowing availability under the 1997 Credit Agreement should provide sufficient liquidity to meet all cash requirements for the next twelve months without additional financing, subject to the possible adverse impact of loan covenants described below. As a result of the 1997 Chapter 11 filing, trade creditors have significantly shortened credit terms and the availability of trade credit cannot be assured. The 1997 Credit Agreement contains a number of financial covenants with which the Company must comply. On On August 13, 1998, the Company amended its 1997 Credit Agreement to modify various covenants, including required minimum cash flow (defined as earning before interest, taxes and depreciation, (EBITD)) and the maximum debt to EBITD ratio. At the end of the fiscal year 1998, the required EBITD levels were decreased from $59.3 million to $44.6 million and from $74.5 million to $59.0 million at the end of fiscal year 1999. The maximum debt to EBITD ratio was increased from 7.2/1 to 9.0/1 at the end of fiscal year 1998 and from 5.6/1 to 7.5/1 at the end of fiscal year 1999. Management currently expects that it will achieve compliance with these covenants throughout fiscal 1998 and 1999; however, factors beyond management's control, including competitive conditions, economic conditions, supplier support, lumber prices, and weather, could cause noncompliance. If compliance with these covenants is not achieved, the Company may be required to renegotiate its existing covenants with lenders or to refinance borrowings. Success in achieving any such renegotiations or refinancing, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. If the Company fails to achieve compliance with these covenants or, in the absence of such compliance, if the Company fails to amend such financial covenants on terms favorable to the Company, the Company may be in default under such covenants. If such default occurred, it would permit acceleration of its debt under the 1997 Credit Agreement which, in turn, would permit acceleration of substantially all of the Company's other long-term debt.

FORWARD-LOOKING STATEMENTS

Statements above in the subsections of this report entitled "Costs and Expenses," "The Year 2000 Issue" and "Liquidity and Capital Resources," such as "estimate", "believe", "expect," "anticipate," "intend" and similar expressions, which are not historical, are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance.

Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of customer demand; stability of the work force; supplier support; consumer spending and debt levels; interest rates; housing activity; lumber prices; product mix; growth of certain market segments; an excess of retail space devoted to the sale of building materials; the success of the Company's strategy; and the success of the Company's remediation for the Year 2000 issue. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge or on the Company's web site, payless.cashways.com.

REVIEW BY INDEPENDENT ACCOUNTANTS

The condensed consolidated financial statements of Payless Cashways, Inc. for the thirteen week and thirty-nine week periods ended August 29, 1998 and August 30, 1997, have been reviewed by KPMG Peat Marwick LLP, independent accountants. Their report is included in this filing.


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

         The plaintiff's motion for class certification has been denied on all claims except the age discrimination claims. The court has recently granted the plaintiff's motion for class certification of certain age discrimination claims. As a result of this ruling, approximately eleven additional individuals chose to participate in the age claims asserted in this suit. Each of the parties has conducted discovery pursuant to the court's scheduling order and discovery plan. The lawsuit was formally stayed pursuant to the automatic stay issued by the Bankruptcy Court following the voluntary Chapter 11 reorganization filing on July 21, 1997. During the Chapter 11 reorganization, plaintiffs timely filed proofs of claim, including a purported claim on behalf of the potential Age Discrimination Employment Act opt-in class, for an aggregate of $37 million, which was reduced by the Bankruptcy Court to a reserve of $22 million. The case has been returned to the United States District Court for the Southern District of Iowa for resolution with a trial date anticipated in early 1999. Any recovery for the plaintiffs would be treated as a general unsecured claim entitling the plaintiffs to their pro rata share of 8,269,329 shares of New Common Stock reserved for such claims.

         The Company denies any and all claimed liability and is vigorously defending this litigation, but is unable to estimate a potential range of monetary exposure, if any, to the Company or to predict the likely outcome of this matter.

Item 5.  Other Information.

         The Company is pursuing a number of opportunities in an effort to become the building materials and home improvement supplier of first choice for the professional builder, remodel and repair contractor, institutional buyer and project-oriented consumers. Two examples of these opportunities are a pilot program with a large insurance company in two of Payless' markets to provide materials for the repair of damaged property and arrangements with large home builders in three other markets to supply building products and services, including installed panels and trusses.

Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.

                 3.1     Amended and Restated Bylaws of the Company.

                 4.0 Long-term debt instruments of Payless in amounts not exceeding ten percent (10%) of the total assets of Payless will be furnished to the Commission upon request.

                 4.1 First amendment to Amended and Restated Credit Agreement dated August 13, 1998, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent.

                10.1* Employment agreement, dated as of August 31, 1998, between Payless and Millard E. Barron.

                10.2* Employment agreement, dated as of August 25, 1998, between Payless and Richard G. Luse.

                10.3* Employment agreement, dated as of August 25, 1998, between Payless and Robert S. Islinger.

                10.4* Employment agreement, dated as of August 24, 1998, between Payless and Stanley K. Boyd.

                10.5* Employment agreement, dated as of August 24, 1998, between Payless and Louise R. Iennaccaro.

                10.6* Form of Indemnification Agreement between Payless and various officers and directors.

                15.1 Letter re unaudited financial information - KPMG Peat Marwick LLP.

                27.1     Financial data schedule.

         b. Reports on Form 8-K.

                No reports on Form 8-K were filed by Payless during the quarter ended August 29, 1998.

*        Represents a management contract or a compensatory plan or arrangement.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PAYLESS CASHWAYS, INC.
                                     (Registrant)


Date:  October 12, 1998               By:  s/Richard G. Luse
                                      ------------------------------------------

                                      Richard G. Luse, Senior Vice President,
                                      Finance and Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)