Form 10-K
period 1998-11-28
PAYLESS CASHWAYS INC
filed 1999-02-26
CIK 76744

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
/ X / Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 [No fee required]

      For the fiscal year ended November 28, 1998

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

    Two Pershing Square
  2300 Main, P.O. Box 419466
    Kansas City, Missouri
(Address of Principal Executive Offices)                          64141-0466
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

Common Stock, $.01 par value                                 None


                 Securities registered pursuant to Section 12 (g) of the Act:
                 Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of February 17, 1999, was $ 43,520,761.

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

There were 19,995,027 shares of Common Stock, $.01 par value, outstanding as of February 17, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the year ended November 28, 1998, are incorporated by reference into Part II. Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1999, are incorporated by reference into Part III.

                                     PART I
                                     ------
Item 1.  BUSINESS.

General

         Payless Cashways, Inc. ("Payless" or the "Company") is the fifth largest retailer of building materials and home improvement products in the United States as measured by sales. The Company operates 154 building materials stores, excluding five stores that are currently in the process of closing, in 18 states located in the Midwest, Southwest, Pacific Coast, and Rocky Mountain areas under the names Payless Cashways Building Materials, Furrow Building Materials, Lumberjack Building Materials, Hugh M. Woods Building Materials, Knox Lumber, and Contractor Supply. Each store is designed as a one-stop source that provides the professional homebuilder, remodel and repair contractor, institutional buyer, and project-oriented do-it-yourself customer with a complete selection of quality products and services needed to build, improve, and maintain home, business, farm or ranch properties. The Company's merchandise assortment in each store currently averages approximately 31,000 items in the following categories: lumber and building materials, millwork, tools, hardware, electrical and plumbing products, paint, lighting, home decor, kitchens, decorative plumbing, heating, ventilating and cooling (HVAC), and seasonal items. The Company believes that the combination of a full-line lumberyard, a broad product mix tailored to serve the professional customer, a high level of in-store customer assistance concerning product usage and installation, an array of services including credit, delivery, estimating and design services as well as targeted marketing distinguishes Payless from many competitors.

         The Company's primary customers are professionals and project-oriented do-it-yourselfers. Professionals ("Pros") include professional homebuilders, remodel and repair contractors, and institutional buyers. Project-oriented do-it-yourselfers ("DIY-ers") are those who engage in more frequent and complex repair or home improvement projects and typically spend in excess of $1,000 annually on home improvement products. Payless also serves the needs of the moderate and light DIY-er. Due to its product mix (especially the advantage provided by its full-line lumberyard) and customer service approach, the Company believes that it is positioned to increase business to the professional customer and serve the project-oriented do-it-yourself customer.


Emergence from Chapter 11 Reorganization

         On July 21, 1997, the Company filed a voluntary petition to reorganize under Chapter 11 and filed a plan of reorganization for its emergence from Chapter 11. From that date until December 2, 1997, the Company operated its business as a debtor-in-possession, subject to the jurisdiction of the Court.

         On November 19, 1997, the Bankruptcy Court entered an order confirming the Company's First Amended Plan of Reorganization, as modified (the "Plan of Reorganization"). In connection with the Plan of Reorganization, a new Board of Directors of the Company was appointed effective December 2, 1997. In addition, the Company's previously outstanding shares of common stock, par value $0.01per share (the "Old Common Stock"), and series A cumulative preferred stock, par value $1.00 per share (the "Old Preferred Stock" and, collectively, with the Old Common Stock, the "Old Stock"), were canceled, and up to 20,000,000 shares of Common Stock of the reorganized Company was, or will be, issued to the holders of the Old Stock and to certain of the Company's creditors. In connection with the Plan of Reorganization, Payless Cashways, Inc., an Iowa corporation, was merged into a wholly-owned subsidiary to effect a reincorporation of the Company in Delaware, with the surviving entity continuing under the name, "Payless Cashways, Inc."


Industry Overview

         Building materials and home improvement products are sold primarily through two distribution channels -- wholesale supply outlets and retail units. Retail distribution channels include neighborhood hardware stores, home centers, warehouse stores, specialty stores (such as paint and tile stores) and lumberyards. Although the industry remains highly fragmented, the retail distribution channel has consolidated somewhat in the last ten years, particularly in metropolitan areas.

         In general terms, customers can be characterized as either wholesale-oriented (professional) or retail-oriented (consumer). Purchases by professionals tend to be larger in volume and require specialized merchandise assortments, personal service representatives, competitive bid pricing, superior lumber quality, telephone order placement, commercial credit and job-site delivery. The consumer segments, as defined by the Company, include light DIY-ers who spend less than $200 annually on building materials and home improvement products; moderate DIY-ers who make annual purchases of $200 to $1,000; and project-oriented DIY-ers who make annual purchases in excess of $1,000.

Mission

         It is  our  mission  at  Payless  Cashways,  Inc.  to be  the  building materials and home improvement supplier of first choice for the professional builder, remodel and repair contractor, institutional buyer, and project-oriented consumers. Our team will leverage our merchandising expertise and vendor partnerships to provide professional quality assortments and superior customer service while growing revenue, earnings, and stockholder value.


Business Strategy

         Objectives

         The Company's principal objectives are:

1) to increase its market share in the professional and project-oriented DIY segments primarily through its existing stores,
2)    to continue to improve its balance sheet by reducing its debt, and
3)    to grow revenue, earnings and stockholder value.

The professional segment (Pro) includes builders, remodel and repair contractors and institutional buyers. Payless Cashways intends to target the Pro business as the primary source of growth and to position itself as the preferred alternative to the home improvement warehouse shopping experience for the project-oriented do-it-yourselfer. The Company's 1998 revenues were approximately 51% from sales to the Pro customer and 49% from sales to the DIY customer.


         Strategy

         The Company believes it is particularly well-positioned to serve the needs of professional customers. It enjoys economies of scale, buying power and professional management that the traditional outlets supplying the professional customer commonly do not have. These advantages, along with the broad product assortment, full service package and outside sales force, position the Company well to supply local Pros as well as national professional businesses seeking to centralize their purchasing needs.

         A sales and service staff is dedicated to serving the professional customer. Professional sales representatives have assigned customers for whom they provide service tailored to the customers' business needs. Sales representatives call on professional customers at their places of business and job sites. The sales representatives have detailed information regarding account purchases and the profitability of their accounts. The Company believes that this level of customer service and type of sales management system are effective in increasing purchases and improving profitability from current professional customers as well as building customer loyalty. The Company added a new position of inside sales representative in 1998. These sales people are located in the contractor sales offices and serve customers by phone who do not require job site presence. Plans are in the works to centralize this activity.

         Each store has a separate commercial sales area for the professional customer to use. These offices speed the purchase process for the Pro, provide professional estimating services including blueprint take-offs, allow private discussions between customers and their sales representatives, and offer small amenities to these customers such as coffee and phone access. The Company has drive-through lumberyards that significantly reduce the time required to complete a purchase and meet the Pros' requirement for fast and efficient service.

         The Company's merchandise assortment is specifically tailored to the Pro. Preferred brands, commercial grade items, contractor packs and extensive special order capabilities ensure that the Company meets the broad product requirements of this customer segment. The Company has negotiated purchase arrangements with key lumber suppliers that ensure a consistent source of high quality lumber.

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

         The Company has national account managers who target businesses that utilize large amounts of building materials and improvement products for facility construction or maintenance. This often includes companies with new construction of commercial job sites, often geographically dispersed. It may also include major facilities or multiple locations for which the Company provides repair and maintenance materials, new construction products and insurance rehabilitation work.

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


         Strategic Initiatives

         The Company has developed business plans in support of the budget for fiscal 1999. Key initiatives include:

         1. Building sales momentum through redesigned assortments and better in-stock position including job-lot quantities
         2. Strengthening the merchandising function through access to better management information including technology and regular customer contact
         3. Designing a fresh store layout that is shopper-friendly and highly productive
         4.  Improving targeted marketing communications with customers
         5.  Satisfying  customers by  achieving  excellence  in store standards
         6. Adding manufacturing capability to improve our capacity to serve the Pro in additional markets
         7. Lowering operating costs through introduction of new technologies in the stores and distribution centers
         8. Improving inventory productivity through better utilization of distribution centers, more frequent delivery to stores from distribution centers and elimination of non-performing inventory
         9.  Improving communications with all constituents

         The Company's ongoing market research regarding the Pro indicates that, while the Company has established significant business with this group, substantial growth opportunity remains. Industry research indicates that a significant number of customers prefer a distinctly different type of shopping experience (human scale; finished, well-lighted showrooms; full-line, drive-through lumberyards) as compared to a warehouse-store format. Payless Cashways offers such a shopping experience. The Company expects the professional builder, the remodel and repair contractor and institutional buyer to continue to be the primary source of growth. In order to increase market share with those customers, the Company has planned to attract and retain more large-volume accounts whose business is often job-site direct.

         Manufacturing capabilities have been added in certain markets to better serve the needs of high-volume professional customers. The Company recognizes significant opportunity in this area and now owns and operates four facilities that add this capability. They include a door and trim company in Phoenix, which specializes in manufacturing a wide range of custom doors, molding and trim products used by carpenters, homebuilders and remodelers; door plants in Dallas and Indianapolis; and a plant in Cincinnati that specializes in manufactured house packages and building components for the professional builder customer. These manufactured items include engineered roof and floor trusses, wall and floor panels, and stair systems. The Company believes that these capabilities help position it to be the supplier of choice for the large-volume professional and has plans to continue developing and acquiring these types of capabilities in additional markets.

         The Company's strategy of focusing on the Pro customer has the effect of drawing project-oriented consumers as well. Sales to project-oriented consumers makes up about 49% of the Company's current revenues, and while the Company will focus on the Pro, it intends to continue to serve this profitable segment of customers. Knowledgeable employees, high quality products with brand names, full-line drive-in lumberyards, consistent in-stock position, all the products needed to complete a project and competitive pricing are important to the project-oriented DIY customer, as well as the Pro. Project-oriented DIY-ers are similar to the Pro customer with regard to the brands preferred and the importance of stocking high quality lumber. The Company believes that many of the steps it has taken to serve the Pro customer have also had a positive impact on sales to the project-oriented DIY customer. The Company also recognizes that the lifestyle of the target Pro customer includes products for the Pro's own home and family. Most of these Pro customers are already in the Company's locations on a regular basis, and the Company intends to identify and stock items that may be otherwise purchased by this customer in other retail outlets as a convenience to that customer. These products are also appealing to the project-oriented do-it-yourselfer.

         Payless Cashways is known for its well-trained work force. The Company's knowledgeable employees study, take tests, and become certified in various product categories. Employees who successfully master product areas can become certified and wear a symbol of that achievement on their name badges. Customer service is a priority for the Company. The outside sales force, inside sales representatives and employees who staff the service counter and product departments in each store location are among the most knowledgeable in the industry. They are trained to build customer relationships by supporting the customer through delivery, credit, special orders, and attentiveness to customers' needs. A recognition program is in place to promote excellent customer service, which drives a higher average ticket and repeat business.


Merchandising and Marketing

         During 1998, Payless' full-line stores sold a broad range of building material products currently averaging approximately 31,000 items, many of which are nationally advertised brand-name items. The Company continues to improve its attractiveness to customers through reviewing its assortment, bringing in new products, determining the best supplier, and updating displays. The focus is on categories where the Company can be dominant such as lumber, hardware, tools, plumbing, electrical, and paint.
Payless categorizes its product offerings into the classes described below:

            Lumberyard - Dimensional lumber, plywood, siding, roofing materials, fencing materials, windows, doors and moldings, insulation materials and drywall.

            Hardware - Electrical wire and wiring materials, plumbing materials, power and hand tools, paint and painting supplies, lawn and garden products, door locks, fasteners, and heating and cooling products.

            Showroom - Interior and exterior lighting, bathroom fixtures and vanities, kitchen cabinets, flooring, paneling, wallcoverings and ceiling tiles.

         During the last three fiscal years, the three product classifications accounted for the following percentages of Payless' sales:


                                    1998              1997            1996
                                    ----              ----            ----
         Lumberyard                  51  %            51   %           50  %
         Hardware                    38               35               35
         Showroom                    11               14               15
                                   ------           ------           ------
                                    100  %           100   %          100  %
                                   =====            =====            =====

       Payless addresses its primary target customers through a mix of newspaper, targeted mailings, and broadcast media advertising methods. The primary media vehicle is newspaper advertisements, both freestanding inserts and run-of-press ads. Additionally, the Company participates in or hosts a variety of customer hospitality events, contractor product shows and national trade association shows and conferences. During fiscal 1998, the Company's expenditures on all forms of advertising totaled approximately $38.3 million or 2.0% of sales.

Store Locations

       The Company's 154 building materials stores, excluding five stores that are currently in the process of closing, are located in the following states:

                                Number of Stores

           Arizona................... 7     Missouri.................. 8
           California................ 13    Nebraska.................. 4
           Colorado.................. 18    Nevada.................... 6
           Illinois.................. 3     New Mexico................ 2
           Indiana................... 10    Ohio...................... 12
           Iowa...................... 10    Oklahoma.................. 5
           Kansas.................... 11    Oregon.................... 2
           Kentucky.................. 5     Tennessee................. 3
           Minnesota................. 8     Texas..................... 27

       Payless owns 130 of these store facilities and 122 of the 154 sites on which such stores are located. The remaining 24 stores and 32 sites are leased. Mortgages or deeds of trust on 137 store parcels secure existing indebtedness.

       Payless has generally located retail stores adjacent to residential areas of major metropolitan cities or adjacent to major arteries in smaller communities that are convenient to the Pro and DIY customer. Operation of multiple stores in a trade area permits more effective supervision of stores and provides certain economies in distribution expenses and advertising costs. Each of Payless' 154 stores has an average total selling space of approximately 187,000 square feet consisting of 33,000 square feet of indoor display space and 154,000 square feet of lumberyard. In addition, each store has an average of 51,000 square feet of warehouse space. The average Payless store occupies approximately nine acres of land.

       An average Payless store currently carries  approximately $1.8 million of
inventory,   and  during  fiscal  1998,   sales  at  Payless   stores   averaged
approximately $11.7 million per store.

       During fiscal 1998, one store was opened and four stores were closed. The Company also has closed two stores in December 1998 and has announced the closing of an additional five stores in early fiscal 1999. During fiscal 1997, two stores were opened and 30 stores were closed. During fiscal 1996, 14 stores were closed.


Store Management and Personnel

       Payless coordinates the operation of its 154 building materials stores through 154 Store Managers, each of whom reports directly to one of 17 District Managers who in turn reports to one of three Regional Vice Presidents. Supervision and control over the individual stores are facilitated by means of detailed operating reports. Most of Payless' Store Managers, and all of Payless' District Managers and Regional Vice Presidents have been promoted from within Payless or from within the stores Payless has acquired.

       To obtain candidates for store supervisory and management positions, Payless hires both persons with business experience and recent college graduates. Employees identified as candidates for store management positions are placed on formal development plans in preparation for these positions. In addition, Payless maintains an ongoing training program for store personnel. District Managers and Store Managers have, on average, more than ten years of experience with the Company.

       The stores utilize a departmental management structure designed to provide a superior level of service to customers. Sales personnel are trained in product knowledge, selling skills and systems and procedures. Formal classroom training sessions are supplemented with product clinics and special assignments.

       Incentive compensation systems reward employees for store performance above goal. In addition to management personnel, all sales and support personnel in the retail stores participate in incentive compensation programs. In fiscal 1998, the Company paid $2.2 million in incentive compensation to its non-management store personnel. District Managers can earn in excess of 30% of base salary in incentive compensation and Store Managers can earn in excess of 35% of base salary in incentive compensation. The Company paid approximately $9.3 million in incentive compensation to its store management personnel for fiscal 1998. The Company believes that its incentive compensation systems are key to employee performance and motivation.

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

The Company has completed an assessment of the impact of the Year 2000 on its computer systems, both hardware and software, and has developed a plan to timely address the Year 2000 issue. Systems that interact with customers and that focus on the core business functions of buying, selling and accounting have been given the highest priority. Some of the Company's current systems are being renovated and others are being replaced with Year 2000-compliant systems. All renovation code and system replacements are being unit-tested as they are completed. Integrated full-system testing will begin in the first quarter of 1999 and is expected to continue through the third quarter of 1999. Code renovation is 99% complete as of January 1, 1999. All core business systems requiring replacement will be complete by mid-1999. The Company currently believes that it will complete all phases of the plan without any material adverse consequences to its business, operations, or financial condition.

Distribution and Suppliers

       The Company operates a total of seven distribution centers and four manufacturing locations. The distribution centers maintain inventories and ship product to stores twice per week. The Sedalia, Missouri, distribution center handles small-sized, conveyable, high value items such as hardware, plumbing and electrical supplies, and hand tools. The other six distribution centers handle commodity products and bulky manufactured products such as tubs, paneling and ceiling tile. The manufacturing locations assemble pre-hung doors, customized windows, engineered roof and floor trusses, wall and floor panels, and stair systems.

       In fiscal 1998, 52% of merchandise was channeled through the distribution centers for redistribution to individual stores. This benefits the Company in the areas of product costs, in-stock positions and inventory turnover.

       The Sedalia distribution center serves all 154 stores with some or all of their distribution center sourced replenishment. The 592,000 square foot facility utilizes computerized receiving, storage and selection technology. Excluding the Sedalia operation, the Company's regional distribution centers average 17 acres with 143,000 square feet of warehouse space, operating with manual storage and selection systems.

       Payless purchases substantially all of its merchandise from approximately 3,200 suppliers, no one of which accounted for more than 5% of the Company's purchases during fiscal 1998.


Credit

       The Company offers credit to both its DIY and Pro customers. Purchases under national credit cards and the Company's private-label credit card program as a percentage of sales represented 27.1% in fiscal 1998, 28.3% in fiscal 1997, and 28.0% in fiscal 1996. Purchases under the Company's commercial credit program as a percentage of sales represented 34.8% in fiscal 1998, 32.7% in fiscal 1997, and 29.9% in fiscal 1996. A large finance and asset management company administers the Company's private-label credit card program and commercial credit program. Accounts written off (net of recoveries) under the commercial credit program in fiscal 1998 were approximately $4.0 million or .6 % of net commercial credit sales. The cost of the private label credit card program represents a fixed percentage fee of charge sales. The fees on the commercial credit program consist of administrative fees that are primarily tied to commercial credit sales and fees for accounts written off, which are substantially all absorbed by the Company.

The current commercial and consumer credit contracts will not be renewed after November 1999. Approximately 40% of the Company's fiscal 1998 sales were made pursuant to these programs. The Company is in discussions with other providers and believes that it will secure an alternative provider prior to termination of the current programs, although the Company's ability to secure an alternative provider or the terms of any such agreement cannot be assured. Commercial credit is a key component of the services the Company offers to the professional customer, and the Company believes that this transition creates an opportunity to enhance customer satisfaction.

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



Employees

       At November 28, 1998, Payless employed approximately 11,000 persons, approximately 30% of whom were part-time, although the number of employees may fluctuate seasonally. Payless believes its employee relations are satisfactory. Payless' employees are primarily nonunion with less than 3% being represented by a union.

       A substantial portion of the administrative, purchasing, advertising and accounting functions is centralized at Payless' headquarters in Kansas City, Missouri.

                              ====================

       Forward-looking statements in the "Business" section of this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of customer demand; stability of the sales force; supplier support; consumer spending and debt levels; interest rates; housing activity; lumber prices; product mix; growth of certain market segments; weather; an excess of retail space devoted to the sale of building materials; the success of the Company's strategy; and success of the Company's remediation for the Year 2000 issue. Additional information concerning these and other factors is contained in the Company's Annual Report, copies of which are available from the Company without charge or on the Company's web site, payless.cashways.com.


EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth the name and age of all executive officers of Payless and their present positions and recent business experience.


                                                                    Principal Occupation and
Name                      Age                                     Five-Year Employment History
----                      ---                                     ----------------------------

Millard E. Barron.........49              President and Chief  Executive  Officer of Payless since June 1998;  President of Zellers,
First elected a director:                 Inc.and  Executive  Vice  President of   Hudson's  Bay  Company  from  September  1996  to
1998
                                          February   1998;   Senior   Vice   President   and   Chief   Operating   Officer   of  the
                                          International Division of Wal-Mart  Stores,  Inc. from August 1994 to September 1996; and
                                          Vice President - Operations of Wal-Mart Stores, Inc. from November 1992 to August 1994.

Stanley K. Boyd...........47              Senior Vice  President - Store  Operations  of Payless since June 1997;  Vice  President -
                                          Sales and Marketing of A&I Bolt and Nut from  September  1993 to June 1997;  and President of Outdoor  Kids,  Inc. from June 1992 to September  1993.  Mr. Boyd was  previously  with
                                          Payless  from  June  1974 to  December 1990.

Richard G. Luse...........51              Senior Vice  President - Finance and Chief  Financial  Officer of Payless  since  February
                                          1998; and Vice President - Controller of Payless from February 1988 to February 1998.


                                                                    Principal Occupation and
Name                      Age                                     Five-Year Employment History
----                      ---                                     ----------------------------

Kelly R. Abney............44              Vice President - Logistics,  Replenishment and Facilities of Payless since June 1998; Vice
                                          President - Distribution  and  Transportation  of Payless from February 1997 to June 1998;
                                          Vice  President - Logistics of Pamida from  September  1994 to February 1997; and Director of Distribution of Payless from April 1990 to September 1994.

James L. Deats............50              Vice  President - Information  Systems of Payless since  October  1998;  Vice  President -
                                          Information  Services of One Price  Clothing,  Inc. from July 1997 to April 1998; and Vice
                                          President - Information  Services of Pier 1 Imports,  Inc. from September 1990 to February
                                          1997.

Renae G. Gonner...........36              Vice  President - Marketing and  Advertising  of Payless  since October 1998;  Director of
                                          Advertising  and  Marketing  Communications  of Payless  from July 1996 to  October  1998;
                                          Creative  Services  Manager of Payless from November 1993 to July 1996;  and Print Manager of  Payless  from  March 1993 to  November  1993.  Mr. H. D.  Cleberg,  a Director  of the
                                          Company, is Ms. Gonner's father.

Shawn J. Hepinstall.......38              Vice President -  Merchandising  of Payless since August 1998;  Merchandising  Director of
                                          Payless from March 1995 to August  1998;  and  Merchandising  Manager of Payless from July
                                          1991 to March 1995.

Louise R. Iennaccaro......54              Vice  President - Human  Resources of Payless since  February  1998; and Director of Field
                                          Human  Resources  of Payless  from April 1989 to  February  1998.  Ms.  Iennaccaro  joined
                                          Payless in January 1987.

David J. Krumbholz........44              Vice  President -  Professional  Business of Payless  since July 1998;  and Regional  Vice
                                          President  of Payless  from  August 1988 to July 1998.  Mr.  Krumbholz  joined  Payless in
                                          January 1976.

Ronald D. Long............42              Vice  President -  Merchandising  Display and  Productivity  of Payless since August 1998;
                                          Vice  President -  Merchandising  Planning  and Control of Payless from May 1998 to August
                                          1998; and Vice President - Merchandising/Building  Materials of Payless from November 1993 to May 1998.  Mr. Long joined Payless in December 1975.

Timothy R. Mertz..........47              Vice  President  - Treasury  of Payless  since  September  1998;  Director of Tax and Risk
                                          Management  from December 1995 to September 1998; and Tax Director of Payless from October
                                          1987 to December 1995.


Item 2.  PROPERTIES.

       Excluding five stores that are currently in the process of closing, Payless owns 130 of its store facilities and 122 of the 154 sites on which such stores are located. The remaining 24 facilities and 32 sites are leased. The leases provide for various terms. Mortgages or deeds of trust on 137 store parcels secure existing indebtedness.

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

       Payless leases its corporate office in Kansas City, Missouri, under a lease expiring on December 31, 2002. The administrative offices occupy several floors (approximately 130,000 square feet) of a multi-story building.

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

       The Company, in response, filed a motion to dismiss as to the majority of the pending claims except the federal and state age discrimination claims, the state law fraudulent misrepresentation claim and several other state law equitable claims. The Former Employees responded, in part, by filing a second amended complaint and providing, in large part, additional supportive factual detail. The Company filed a reply brief in support of the motion to dismiss. A ruling has been entered on the Company's motion to dismiss the majority of pending claims, substantially narrowing the Former Employee's legal claims by dismissing some age discrimination counts, all federal securities counts and RICO counts except one each, and all state law counts related to an alleged partnership. The plaintiffs' motion for class certification has been denied on all claims except the age discrimination claims. The court granted the plaintiffs' motion for class certification of certain age discrimination claims. As a result of this ruling, eight additional individuals chose to participate in the age claims asserted in this suit. Each of the parties has conducted discovery pursuant to the court's scheduling order and discovery plan. The lawsuit was formally stayed pursuant to the automatic stay issued by the Bankruptcy Court following the voluntary Chapter 11 reorganization filing on July 21, 1997. During the Chapter 11 reorganization, plaintiffs timely filed proofs of claim, including a purported claim on behalf of the potential Age Discrimination in Employment Act opt-in class, for an aggregate of $37 million, which was limited by the Bankruptcy Court to a maximum of $22 million. The case has been returned to the United States District Court for the Southern District of Iowa for resolution with mediation scheduled for April 1999 and a trial date currently set for July 1999. Any recovery for the plaintiffs against the Company would be treated as a general unsecured claim entitling the plaintiffs to their pro rata share of 8,269,329 shares of New Common Stock reserved for such claims.

       The Company denies any and all claimed liability and is vigorously defending this litigation, but is unable to estimate the likely outcome of this matter.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                                     PART II
                                     -------
Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Market and dividend information, included on page 44 of the Annual Report to Stockholders for the fiscal year ended November 28, 1998, are incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA.

       The Five-Year Financial Summary, included on page 40 of the Annual Report to Stockholders for the fiscal year ended November 28, 1998, is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Management's Discussion and Analysis of the Financial Condition and Results of Operations, included on pages 12 through 19 of the Annual Report to Stockholders for the fiscal year ended November 28, 1998, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Market Risk disclosures, included on page 15 of the Annual Report to Stockholders for the fiscal year ended November 28, 1998, are incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The financial statements and independent auditors' report, included on pages 20 through 39 of the Annual Report to Stockholders for the fiscal year ended November 28, 1998, are incorporated herein by reference.

       The Quarterly Consolidated Statements of Operations, included on pages 10 and 11 of the Annual Report to Stockholders for the fiscal year ended November 28, 1998, are incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.


Item 11.  EXECUTIVE COMPENSATION.

       The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.


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

 2.2 Agreement and Plan of Merger in connection with the Reincorporation from Iowa to Delaware (incorporated by reference to Exhibit 2.2 filed as part of Payless' Current Report on Form 8-K dated December 2, 1997).

 3.1          Amended and Restated Bylaws of the Company.

 3.2          Certificate of Incorporation (incorporated by reference to Exhibit
              4.1 filed as part of Payless' Current Report on Form 8-K dated December 2, 1997).

 4.0 Long-term debt instruments of the Registrant in amounts not exceeding ten percent (10%) of the total assets of the Registrant will be furnished to the Commission upon request.

 4.1(a) Amended and Restated Credit Agreement dated December 2, 1997, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent (incorporated by reference to Exhibit 4.1(a) filed as part of Payless' Annual Report on Form 10-K for the year ended November 29, 1997).

 4.1(b) First amendment to Amended and Restated Credit Agreement dated August 13, 1998, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent (incorporated by reference to Exhibit 4.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

 4.1(c) Amended and Restated Security and Pledge Agreement, dated December 2, 1997, made by Payless for the benefit of Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.1(b) filed as part of Payless' Annual Report on Form 10-K for the year ended November 29, 1997).

 4.1(d) Form of Second Mortgage, dated December 2, 1997, given to Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.1(c) filed as part of Payless' Annual Report on Form 10-K for the year ended November 29, 1997).

 4.1(e)       Form of Second Deed of Trust,  dated  December  2, 1997,  given to
              Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.1(d) filed as part of Payless' Annual Report on Form 10-K for the year ended November 29, 1997).

 4.1(f) Form of Amended and Restated Mortgage, dated December 2, 1997, given to Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.1(e) filed as part of Payless' Annual Report on Form 10-K for the year ended November 29, 1997).

 4.1(g) Form of Amended and Restated Deed of Trust, dated December 2, 1997, given to Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent, and the banks and other financial institutions party to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.1(f) filed as part of Payless' Annual Report on Form 10-K for the year ended November 29, 1997).

 4.2(a) Amended and Restated Loan Agreement dated December 2, 1997, by and among Payless and UBS Mortgage Finance, Inc (incorporated by reference to Exhibit 4.2(a) filed as part of Payless' Annual Report on Form 10-K for the year ended November 29, 1997).

 4.2(b) Form of Deed of Trust, Mortgage and Security Agreement Modification Agreement dated December 2, 1997, between Payless and Lasalle National Bank, as trustee for UBS Mortgage Finance, Inc (incorporated by reference to Exhibit 4.2(b) filed as part of Payless' Annual Report on Form 10-K for the year ended November 29, 1997).

 4.2(c) Consolidated, Amended and Restated Promissory Note dated December 2, 1997, by and among Payless and Lasalle National Bank, as trustee for UBS Mortgage Finance, Inc (incorporated by reference to Exhibit 4.1(c) filed as part of Payless' Annual Report on Form 10-K for the year ended November 29, 1997).

 4.2(d) First Amendment to Amended and Restated Loan Agreement dated February 26, 1998, by and among Payless and UBS Mortgage Finance, Inc.

 4.2(e) Assignment of Amended and Restated Promissory Note dated August 12, 1998, by and among Payless and Greenwich Capital Financial Products, Inc.

10.1* Amended and Restated Payless Cashways, Inc. 1998 Omnibus Incentive Plan effective February 17, 1999.

10.2* Settlement Agreement, Resignation, and Full General Release dated January 5, 1998, by and between Payless and David Stanley. (incorporated by reference to Exhibit 10.2 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

10.3* Settlement Agreement, Resignation, and Full General Release dated January 6, 1998, by and between Payless and Susan M. Stanton. (incorporated by reference to Exhibit 10.3 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

10.4* Settlement Agreement, Resignation, and Full General Release dated January 21, 1998, by and between Payless and Stephen A. Lightstone. (incorporated by reference to Exhibit 10.4 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

10.5* Settlement Agreement, Resignation, and Full General Release dated January 17, 1998, by and between Payless and G. Michael Buchen. (incorporated by reference to Exhibit 10.5 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

10.6* Settlement Agreement, Resignation, and Full General Release dated January 23, 1998, by and between Payless and E. J. Holland, Jr. (incorporated by reference to Exhibit 10.6 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

10.7* Form of Employment Agreement between Payless and certain executive officers.

10.8* Form of Indemnification Agreement between Payless and various officers and directors.

10.9* Payless Cashways, Inc. Corporate Management Incentive Plan, dated as of December 1998.

10.10(a)*     Payless Cashways,  Inc.  Supplemental  Death Benefit Plan
              (incorporated by reference to Exhibit 10.12 filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended
              November 27, 1993).

10.10(b)*     First Amendment to the Payless Cashways,  Inc.  Supplemental Death
              Benefit Plan,  dated June 16, 1994  (incorporated  by reference to
              Exhibit  10.1 filed as part of Payless'  Quarterly  Report on Form
              10-Q for the quarter ended May 28, 1994).

10.11* Payless Cashways, Inc. Supplemental Disability Plan (incorporated by reference to Exhibit 10.13 filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

13.1          Annual Report to Stockholders.

23.1          Consent of KPMG LLP.

27.1          Financial data schedule.

* Represents a management contract or a compensatory plan or arrangement.

Copies of any or all Exhibits will be furnished upon written request and payment of Payless' reasonable expenses in furnishing the Exhibits.

(b) Reports on Form 8-K.

     None

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

                                             By s/Millard E. Barron
                                             ----------------------
                                             Millard E. Barron,
                                             Principal Executive Officer
Dated:  February 17, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Payless and in the capacities and on the dates indicated.


              Signature                                   Title                                       Date
===================================              =========================================        ======================

              s/Millard E. Barron
              ---------------------
              Millard E. Barron                    President, Chief Executive Officer and            February 17, 1999
                                                   Director
                                                   (Principal Executive Officer)

              s/Peter G. Danis
              ---------------------
              Peter G. Danis                       Non-Executive Chairman of the                     February 17, 1999
                                                   Board

              s/H. D. Cleberg
              ---------------------
              H. D. Cleberg                        Director                                          February 17, 1999

              s/David G. Gundling
              ---------------------
              David G. Gundling                    Director                                          February 17, 1999

              s/Max D. Hopper
              ---------------------
              Max D. Hopper                        Director                                          February 17, 1999

              s/Donald E. Roller
              ---------------------
              Donald E. Roller                     Director                                          February 17, 1999

              s/Peter M. Wood
              ---------------------
              Peter M. Wood                        Director                                          February 17, 1999

              s/Richard G. Luse
              ---------------------
              Richard G. Luse                      Senior Vice President-Finance                     February 17, 1999
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer and
                                                   Principal Accounting Officer)

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


                          YEAR ENDED NOVEMBER 28, 1998


                             PAYLESS CASHWAYS, INC.


                              KANSAS CITY, MISSOURI

                             PAYLESS CASHWAYS, INC.

                        FORM 10-K--ITEM 14(a) (1) and (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


         The following financial statements of Payless Cashways, Inc. included in Payless' Annual Report to the Stockholders for the year ended November 28, 1998, are incorporated by reference in Item 8:

         Statements  of  Operations--fiscal   years  ended  November  28,  1998,
November 29, 1997, and November 30, 1996.

         Balance Sheets--November 28, 1998, and November 29, 1997.

         Statements of Cash Flows--fiscal years ended November 28, 1998, November 29, 1997, and November 30, 1996.

         Statements of Stockholders' Equity--fiscal years ended November 28, 1998, November 29, 1997, and November 30, 1996.

         Notes to Financial Statements.


         The following financial statement schedule of Payless Cashways, Inc. is included in Item 14(d):

         II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                              [KPMG LLP Letterhead]






                          INDEPENDENT AUDITORS' REPORT



     The Board of Directors
     Payless Cashways, Inc.:


     Under date of January 15, 1999 we reported on the balance sheets of Payless Cashways, Inc. as of November 28, 1998 and November 29, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended November 28, 1998 as contained in the 1998 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note B to the financial statements, the financial statements reflect the application of fresh-start reporting as of November 29, 1997 and, therefore, are not comparable in all respects to the financial statements for periods prior to such date. As discussed in Note J to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in fiscal 1996.




                                  /s/ KPMG LLP



     Kansas City, Missouri
     January 15, 1999

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

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

YEAR ENDED NOVEMBER 28, 1998:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  15,031             $  22,667             $  25,806               $  11,892

              Reserves for Special Charges.....      $   6,876             $   7,421             $   9,909               $   4,388

              Reserve for Bad Debt.............      $   5,879             $   5,450             $   5,448               $   5,881

YEAR ENDED NOVEMBER 29, 1997:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  13,604             $  21,960             $  20,533               $  15,031

              Reserves for Special Charges.....      $  10,532             $  13,056             $  16,712               $   6,876

              Reserve for Bad Debt.............      $   5,740             $   6,765             $   6,626               $   5,879

YEAR ENDED NOVEMBER 30, 1996:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  20,354             $  31,840             $  38,590               $  13,604

              Reserves for Special Charges.....      $  20,083             $   8,184             $  17,735               $  10,532

              Reserve for Bad Debt.............      $   5,513             $   4,944             $   4,717               $   5,740