Form 10-Q
period 1999-02-27
PAYLESS CASHWAYS INC
filed 1999-04-13
CIK 76744

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
  / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended February 27, 1999

                                       Or

  /  /        Transition report pursuant to Section 13 or 15(d)of the Securities
              Exchange Act of 1934

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

There were 19,995,731 shares of Common Stock, $.01 par value, outstanding as of March 30, 1999.

PAYLESS CASHWAYS, INC.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF OPERATIONS (Unaudited) (1)
(In thousands, except per share amounts)


                                                                                       Thirteen Weeks Ended
                                                                       ----------------------------------------------------
                                                                          February 27,                       February 28,
                                                                              1999                               1998
                                                                       ----------------------------------------------------
Income
     Net sales                                                         $        391,873                        $   394,271
     Other income                                                                   345                                789
                                                                       ----------------------------------------------------
                                                                                392,218                            395,060

Costs and Expenses
     Cost of merchandise sold                                                   285,939                            291,909
     Selling, general and administrative                                        107,174                            112,170
     Special charges                                                                 --                              5,584
     Provision for depreciation and amortization                                  8,279                              8,312
     Interest expense                                                             8,612                             10,235
                                                                       ----------------------------------------------------
                                                                                410,004                            428,210
                                                                       ----------------------------------------------------

                             LOSS BEFORE INCOME TAXES                           (17,786)                           (33,150)

Federal and state income taxes                                                   (7,826)                            (8,188)
                                                                       ----------------------------------------------------

                                             NET LOSS                  $         (9,960)                       $   (24,962)
                                                                       ====================================================

Net loss per common share-basic and diluted (2)                        $           (.50)                             (1.25)
                                                                       ====================================================

Weighted average common shares outstanding (2)                                   20,000                             20,000
                                                                       ====================================================

See notes to condensed financial statements

PAYLESS CASHWAYS, INC.


CONDENSED BALANCE SHEETS (Unaudited) (1)

                                                                 February 27,           November 28,          February 28,
(In thousands)                                                       1999                   1998                  1998
                                                                ---------------------------------------------------------
ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                $      3,967           $       1,950         $     5,604
       Merchandise inventories (3)                                   374,908                 349,452             411,358
       Prepaid expenses and other current assets                      20,395                  17,506              12,073
       Income taxes receivable                                         1,164                   1,338               9,706
       Deferred income taxes                                           5,376                   8,026               6,171
                                                                ---------------------------------------------------------
                                        TOTAL CURRENT ASSETS         405,810                 378,272             444,912

     OTHER ASSETS
       Real estate held for sale                                      11,286                  14,144              24,996
       Deferred financing costs                                        2,992                   3,319               2,398
       Other                                                          10,536                   6,897               9,848

     LAND, BUILDINGS AND EQUIPMENT                                   379,341                 377,868             367,064
       Allowance for depreciation and amortization                   (39,591)                (32,146)             (8,301)
                                                                ---------------------------------------------------------
         TOTAL LAND, BUILDINGS AND EQUIPMENT                         339,750                 345,722             358,763
                                                                ---------------------------------------------------------

                                                                $    770,374           $     748,354         $   840,917
                                                                =========================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt (4)                    $     10,150           $    11,068           $     3,135
       Trade accounts payable                                         55,323                52,325                52,308
       Other current liabilities                                     105,876               116,345               113,899
       Income taxes payable                                            2,171                 2,350                 2,990
                                                                ---------------------------------------------------------
                                   TOTAL CURRENT LIABILITIES         173,520               182,088               172,332

     LONG-TERM DEBT, less portion
       classified as current liability (4)                           390,707               336,557               438,513

     NON-CURRENT LIABILITIES
       Deferred income taxes                                          36,666                47,142                50,476
       Other                                                          18,008                21,134                20,758

     STOCKHOLDERS' EQUITY
       Common Stock, $.01 par value, 50,000,000 shares
         authorized, 20,000,000 shares issued                            200                   200                   200
       Additional paid-in capital                                    183,600               183,600               183,600
       Accumulated deficit                                           (32,327)              (22,367)              (24,962)
                                                                ---------------------------------------------------------
                                  TOTAL STOCKHOLDERS' EQUITY         151,473               161,433               158,838
                                                                ---------------------------------------------------------

                                                                $    770,374           $   748,354           $   840,917
                                                                =========================================================

See notes to condensed financial statements

PAYLESS CASHWAYS, INC.


CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (1)


                                                                                         Thirteen Weeks Ended
                                                                             ----------------------------------------------
                                                                                February 27,                 February 28,
(In thousands)                                                                      1999                         1998
                                                                             ----------------------------------------------
Cash Flows from Operating Activities

     Net loss                                                                $          (9,960)                  $ (24,962)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                                                   8,279                       8,312
         Deferred income taxes                                                          (7,826)                     (5,818)
Non-cash interest                                                                          377                         170
         Other                                                                             191                          76
     Changes in assets and liabilities                                                 (39,138)                    (16,807)
                                                                             ----------------------------------------------

     NET CASH USED IN OPERATING ACTIVITIES                                             (48,077)                    (39,029)

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                                         (4,550)                     (3,788)
     Proceeds from sale of land, buildings and equipment                                 5,101                      23,697
     (Increase) decrease  in other assets                                               (3,639)                      4,468
                                                                             ----------------------------------------------

     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                (3,088)                     24,377

Cash Flows from Financing Activities

     Principal payments on long-term debt                                               (4,768)                    (54,737)
     Net proceeds from revolving credit facility                                        58,000                      63,000
     Other                                                                                 (50)                         32
                                                                             ----------------------------------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                          53,182                       8,295
                                                                             ----------------------------------------------

     Net  increase (decrease) in cash and cash equivalents                               2,017                      (6,357)
     Cash and cash equivalents, beginning of period                                      1,950                      11,961
                                                                             ----------------------------------------------
     Cash and cash equivalents, end of period                                $           3,967                   $   5,604
                                                                             ==============================================

See notes to condensed financial statements

PAYLESS CASHWAYS, INC.


NOTES TO CONDENSED FINANCIAL STATEMENTS

Thirteen weeks ended February 27, 1999, and February 28, 1998

(1) The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended November 28, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The November 28, 1998, condensed balance sheet has been derived from the audited financial statements as of that date.

(2)    Basic   earnings  per  common  share  has  been  computed  based  on  the weighted-average number of common shares outstanding during the period. Dilutive earnings per common share is computed based on the weighted-average number of common shares plus potential common shares outstanding during the period, when dilutive, consisting of certain stock options. Given the net loss reported in the first quarters of fiscal 1999 and 1998, the impact of considering such stock options would be antidilutive.

(3) Approximately 80% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $1.9 million and $2.4 million lower than reported at February 27, 1999, and November 28, 1998, respectively, and $1.0 million higher than reported at February 28, 1998.

(4) Long-term debt consisted of the following:


                                                                 February 27,           November 28,         February 28,
       (In thousands)                                                1999                   1998                  1998
                                                                ---------------------------------------------------------
       1997 Credit Agreement, variable interest rate            $    308,138           $    251,458           $   339,794
       Mortgage loan, variable interest rate                          91,653                 95,078               100,665
       Other senior debt                                               1,066                  1,089                 1,189
                                                                ---------------------------------------------------------
                                                                     400,857                347,625               441,648
       Less portion classified as current liability                  (10,150)               (11,068)               (3,135)
                                                                ----------------------------------------------------------
                                                                $    390,707           $    336,557           $   438,513
                                                                ==========================================================

PAYLESS CASHWAYS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Income

Net sales for the quarter ended February 27, 1999, increased 2.4% on a same-store sales basis and decreased 0.6% from the same period of 1998 in total. (Same stores are those open one full year.) The same-store sales increase for the first quarter is primarily due to the continued improving sales trend begun in 1998, as the Company continues to recover from its July 1997 Chapter 11 filing. Same-store sales to professional customers increased 13.1% while same-store sales to do-it-yourself customers declined 7.9%. During 1998, the Company closed six stores and is currently in the process of closing five additional stores. Sales from these eleven stores were $7.7 million and $19.1 million in the first quarter of 1999 and 1998, respectively.

Costs and Expenses

Cost of merchandise sold, as a percent of sales, was 73.0% and 74.0% for the first quarter of 1999 and 1998, respectively. The improvement for the first quarter of 1999 was due to increased supplier support as the Company moves farther from the Chapter 11 filing. In addition, the first quarter 1998 gross margin reflects promotional pricing in that quarter designed to regain customer traffic after emergence from court protection.

Selling, general and administrative expenses were 27.3% and 28.4% of sales for the first quarter of 1999 and 1998, respectively. Selling, general and administrative expenses for the first quarter of 1999 decreased approximately $5.0 million compared to the same period of the prior year. This decrease reflects the corporate expense reductions implemented late in the first quarter of 1998 and the impact of closed stores.

A special charge of $5.6 million ($4.2 million after tax), primarily a cash charge, was recorded in the first quarter of 1998 to reflect severance costs related to the elimination of staff at the Company's headquarters and regional administrative centers.

The provision for depreciation and amortization was 2.1% of sales for the first quarter of 1999 and 1998.

Interest expense for the first quarter of 1999 decreased compared to the same period of 1998 primarily due to lower borrowing levels and, to a lesser extent, lower interest rates in 1999.

The income tax benefit for the first quarter of 1999 was $7.8 million compared to $8.2 million for the first quarter of 1998. The effective tax rates for 1999 and 1998 were different from the 35% statutory rate primarily due to various expenses that are permanently non-deductible for income tax purposes. Such tax benefits reflect management's estimates of the annual effective tax rates at the end of each quarter, and are subject to change throughout the year.

Net Loss

Net loss for the quarter ended February 27, 1999, was $10.0 million compared to $25.0 million for the same period of 1998 which includes an after-tax special charge of $4.2 million. The decrease in net loss was primarily the result of improved gross margin management and continued expense control. Excluding the special charge for severance costs, net loss for the first quarter of 1998 would have been $20.8 million and loss per common share would have been $1.04. Loss per common share was $0.50 for the first quarter of fiscal 1999, a decrease from a loss of $1.25 per common share for the same period of fiscal 1998.

THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. If not remedied, this could result in system failure or miscalculations.

PAYLESS CASHWAYS, INC.

The Company has completed an assessment of the impact of the Year 2000 on its computer systems, both hardware and software, and has developed a plan to timely address the Year 2000 issue. Systems that interact with customers and that focus on the core business functions of buying, selling and accounting have been given the highest priority. Some of the Company's current systems are being renovated and others are being replaced with Year 2000-compliant systems. All renovation code and system replacements are being unit-tested as they are completed. Integrated full-system testing has begun and is expected to continue through the third quarter of 1999. Code renovation is 100% complete as of March 1, 1999. All core business systems requiring replacement will be complete by mid-1999. The Company has spent approximately $3.5 million, to date, in the execution of the Year 2000 plan and estimates that expenditures to complete execution of the Year 2000 plan will range from $1.5 million to $2.5 million. Most of such expenditures are being charged to expense as incurred. The Company currently believes that it will complete all phases of the plan without any material adverse consequences to its business, operations, or financial condition.

All non-information technology, which contains or might contain imbedded software chips that utilize a date function, such as distribution conveyance systems, security systems, climate controls, and other electronic devices used in daily business operations, have been inventoried and assessed. All non-compliant systems are being upgraded and tested as compliant versions become available.This work is expected to continue throughout 1999.

The Company is in the process of assessing the extent to which the Company is vulnerable to the failure of significant suppliers and other third parties to remediate their own Year 2000 issues. The Company expects that this assessment will be completed by May 1999 and believes testing of interfaces with business partners and vendors will continue through 1999. The Company does not anticipate the cost of Year 2000 compliance by suppliers to be passed on to the Company. However, there can be no assurances that failure to address the Year 2000 issue by a third party on whom the Company's systems rely would not have a material adverse effect on the Company.

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


NEW ACCOUNTING PRONOUNCEMENTS

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair market values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company will adopt SFAS 133 during the first quarter of fiscal 2000 and does not presently believe that it will have a significant effect on the results of its operations or cash flows.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $48.0 million for the first quarter of 1999 compared to $39.0 million for the same period of 1998. The increase in cash used in operating activities was primarily due to an increase in merchandise inventories. During the first quarters of 1999 and 1998, the Company used cash of approximately $3.8 million and $5.0 million, respectively, in operating activities related to the execution of the 1998, 1997, and 1996 restructuring plans. In the first quarter of 1998 the Company utilized $8.8 million for costs related to the Chapter 11 filing. Due to seasonally lower sales in the winter months, cash flow in the first quarter represents a small amount of annual operating cash flow.

PAYLESS CASHWAYS, INC.

Borrowings are available under the 1997 Credit Agreement to supplement cash generated by operations. At February 27, 1999, $34.4 million was available for borrowing under the 1997 Credit Agreement. At February 27, 1999, working capital was $232.3 million compared to $196.2 million and $272.6 million at November 28, 1998, and February 28, 1998, respectively. The current ratios at February 27, 1999, November 28, 1998, and February 28, 1998, were 2.34 to 1, 2.08 to 1, and
2.58 to 1, respectively.

The Company's primary investing activities are capital expenditures for the renovation of existing stores, improved technology and additional equipment. The 1997 Credit Agreement governs the amount of capital expenditures that can be made and permitted levels are as follows: $52.1 million (plus a carry-forward amount from 1998) in 1999, $41.2 million in 2000, $51.3 million in 2001 and $52.3 million in 2002. The Company spent approximately $4.5 million and $3.8 million during the first quarter of 1999 and 1998, respectively, for renovation of existing stores, and additional equipment; expenditures in 1999 also include those for improved technology. The Company intends to finance the remaining fiscal 1999 capital expenditures of approximately $55 million, consisting primarily of the purchase of ten previously leased stores, improved technology, and investments to improve the Company's capabilities to service the Pro customer (including acquisitions of retail operations and manufacturing facilities, store remodels and expansions, and/or new stores) with funds generated from operations, sales of real estate, and borrowings under the 1997 Credit Agreement. During the first quarter of 1999, the Company sold four real estate properties related to stores previously closed for approximately $4.3 million of cash proceeds.

The Company's most significant financing activity is and will continue to be the retirement of indebtedness. Although the Company's consolidated indebtedness is and will continue to be substantial, management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations during the past 12 months and the expected results of operations in the future, cash flow from operations and borrowing availability under the 1997 Credit Agreement should provide sufficient liquidity to meet all cash requirements for the next 12 months without additional financing. As a result of the Chapter 11 filing, trade creditors have significantly shortened credit terms. The Company believes that progress with regard to lengthening terms and reestablishing trade credit is continuing, but availability of trade credit cannot be assured. The 1997 Credit Agreement contains a number of financial covenants with which the Company must comply. Management currently expects that it will achieve compliance with these covenants throughout fiscal 1999; however, factors beyond management's control, including competitive conditions, economic conditions, supplier support, lumber prices, and weather, could cause noncompliance. If compliance with these covenants is not achieved, the Company may be required to renegotiate its existing covenants with lenders or to refinance borrowings. Success in achieving any such renegotiations or refinancing, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. If the Company fails to achieve compliance with these covenants or, in the absence of such compliance, if the Company fails to amend such financial covenants on terms favorable to the Company, the Company may be in default under such covenants. If such default occurred, it would permit acceleration of its debt under the 1997 Credit Agreement which, in turn, would permit acceleration of substantially all of the Company's other long-term debt.

In the first quarter of fiscal 1999, the Company entered into preliminary discussions with new, as well as existing, lenders regarding restructuring a major portion of its 1997 Credit Agreement. This action is intended to improve the Company's operating flexibility through elimination of certain of its current restrictive covenants. In addition, the current commercial and consumer credit provider contracts will not be renewed after November 1999. Approximately 40% of the Company's fiscal 1998 sales were made pursuant to these programs. The Company is negotiating with a replacement provider of commercial and consumer credit, although the Company's ability to complete such an agreement and the terms thereof cannot be assured. If the Company were unable to complete this agreement or to secure a replacement provider for these services by November 1999, it would be in default of the 1997 Credit Agreement. The Company believes that it will obtain satisfactory terms and complete the conversion in a timely manner. Commercial credit is a key component of the services the Company offers to the professional customer, and the Company believes that this transition creates an opportunity to enhance customer satisfaction.

PAYLESS CASHWAYS, INC.


FORWARD-LOOKING STATEMENTS

Statements above in the subsections entitled "Costs and Expenses," and in this subsection of this report such as "estimated", "believe", "expect" and similar expressions, which are not historical, are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance.

Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of Payless Cashways, Inc. and investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of customer demand; stability of the work force; supplier support; consumer spending and debt levels; interest rates; housing activity; lumber prices; product mix; growth of certain market segments; weather; an excess of retail space devoted to the sale of building materials; the success of the Company's strategy; and success of the Company's remediation for the year 2000 issue. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge or on the Company's web site, payless.cashways.com.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

No material changes in the Company's exposure to certain market risks have occurred from the discussion contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed as part of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended November 28, 1998.


REVIEW BY INDEPENDENT AUDITORS

The condensed consolidated financial statements of Payless Cashways, Inc. for the thirteen week periods ended February 27, 1999, and February 28, 1998, have been reviewed by KPMG LLP, independent auditors. Their report is included in this filing.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

A group of terminated employees and others have filed a lawsuit against the Company and other named defendants in the United States District Court for the Southern District of Iowa. (See the full description of the lawsuit in Item 3-Legal Proceedings contained in the Company's Form 10-K for the year ended November 28, 1998.) The lawsuit was brought in connection with a reduction in force pursuant to a January 1994 restructuring. The suit has asserted a variety of claims including federal and state securities fraud claims, alleged violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act, federal and state claims of age discrimination, alleged violations of the Employment Retirement Income Security Act of 1974, and various state law claims including, but not limited to, fraudulent misrepresentation allegations. The Company filed a motion to dismiss the majority of the claims; and Rulings and an Order have been issued with respect thereto, substantially narrowing plaintiff's legal claims by dismissing some age discrimination counts, all federal securities fraud and RICO counts except one each, and all state law counts related to an alleged partnership.

The plaintiffs' motion for class certification has been denied on all claims except the age discrimination claims. The court granted the plaintiffs' motion for class certification of certain age discrimination claims. As a result of this ruling, eight additional individuals chose to participate in the age claims asserted in this suit. Each of the parties has conducted discovery pursuant to the court's scheduling order and discovery plan. The lawsuit was formally stayed pursuant to the automatic stay issued by the Bankruptcy Court following the voluntary Chapter 11 reorganization filing on July 21, 1997. During the Chapter 11 reorganization, plaintiffs timely filed proofs of claim, including a purported claim on behalf of the potential Age Discrimination in Employment Act opt-in class, for an aggregate of $37 million, which was limited by the Bankruptcy Court to a maximum of $22 million. The case has been returned to the United States District Court for the

PAYLESS CASHWAYS, INC.


Southern District of Iowa for resolution with mediation scheduled for April 1999 and a trial date currently scheduled for July 1999. Any recovery for the plaintiffs against the Company would be treated as a general unsecured claim entitling the plaintiffs to their pro rata share of 8,269,329 shares of New Common Stock reserved for such claims.

The Company denies any and all claimed liability and is vigorously defending this litigation, but is unable to estimate the likely outcome of this matter.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits.


               15.1 Letter re unaudited financial information - KPMG LLP.

               27.1  Financial data schedule.

         b. Reports on Form 8-K.

                None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PAYLESS CASHWAYS, INC.
                                  (Registrant)


Date:  April 7, 1999        By:   /s/Richard G. Luse
                                  -------------------------------------
                                  Richard G. Luse, Senior Vice President-
                                  Finance and Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)