Form 10-Q
period 1999-05-29
PAYLESS CASHWAYS INC
filed 1999-07-09
CIK 76744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
  / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended May 29, 1999

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

There were 19,996,494 shares of Common Stock, $.01 par value, outstanding as of July 2, 1999.

PAYLESS CASHWAYS, INC.


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

STATEMENTS OF OPERATIONS (Unaudited) (1)

                                                           Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                    --------------------------------      --------------------------------
                                                           May 29,        May 30,               May 29,          May 30,
(In thousands, except per share amounts)                    1999           1998                  1999             1998
                                                    --------------------------------      --------------------------------
Income
     Net sales                                      $    492,728       $    505,919       $     884,601      $    900,190
     Other income                                            719                991               1,064             1,780
                                                    --------------------------------      --------------------------------
                                                         493,447            506,910             885,665           901,970

Costs and expenses
     Cost of merchandise sold                            366,713            374,971             652,652           666,880
     Selling, general and administrative                 109,449            112,196             216,623           224,366
     Special (credits) charges, net (2) and (3)           (5,400)                --              (5,400)            5,584
     Provision for depreciation and amortization           8,457              8,855              16,736            17,167
     Interest expense                                      8,909              9,915              17,522            20,150
                                                    --------------------------------      --------------------------------
                                                         488,128            505,937             898,133           934,147
                                                    --------------------------------      --------------------------------

               INCOME (LOSS) BEFORE INCOME TAXES           5,319                973             (12,468)          (32,177)

Federal and state income taxes                             2,503                241              (5,323)           (7,947)
                                                    --------------------------------      --------------------------------

                               NET INCOME (LOSS)    $      2,816       $        732       $      (7,145)        $ (24,230)
                                                    ================================      ================================


Weighted average common shares outstanding                20,000             20,000              20,000            20,000
                                                    --------------------------------      --------------------------------
Net income (loss) per common share-basic (4)        $       0.14       $       0.04       $      (0.36)         $   (1.21)
                                                    ================================      ================================

Weighted average common and dilutive
     common equivalent shares outstanding                 20,156             20,111              20,000            20,000
                                                    --------------------------------      --------------------------------

Net income (loss) per common share-diluted (4)      $       0.14       $       0.04       $      (0.36)         $   (1.21)
                                                    ================================      ================================



See notes to condensed financial statements


CONDENSED BALANCE SHEETS (Unaudited) (1)

                                                                    May 29,            November 28,              May 30,
(In thousands)                                                       1999                   1998                  1998
                                                                ---------------------------------------------------------
ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                $      7,054           $       1,950         $     7,610
       Merchandise inventories (5)                                   385,934                 349,452             371,943
       Prepaid expenses and other current assets                      21,917                  17,506              16,379
       Income taxes receivable                                           773                   1,338               9,706
       Deferred income taxes                                           2,138                   8,026               5,930
                                                                ---------------------------------------------------------
                                        TOTAL CURRENT ASSETS         417,816                 378,272             411,568

     OTHER ASSETS
       Real estate held for sale                                      13,247                  14,144              20,974
       Deferred financing costs                                        2,572                   3,319               2,217
       Other                                                          12,131                   6,897               8,757

     LAND, BUILDINGS AND EQUIPMENT                                   392,690                 377,868             368,107
       Allowance for depreciation and amortization                   (47,475)                (32,146)            (16,482)
                                                                ---------------------------------------------------------
         TOTAL LAND, BUILDINGS AND EQUIPMENT                         345,215                 345,722             351,625
                                                                ---------------------------------------------------------

                                                                $    790,981           $     748,354         $   795,141
                                                                =========================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt                        $     10,156          $     11,068          $      3,139
       Trade accounts payable                                         74,210                52,325                51,687
       Other current liabilities                                     100,350               116,345               114,249
       Income taxes payable                                            2,013                 2,350                 2,960
                                                                ---------------------------------------------------------
                                   TOTAL CURRENT LIABILITIES         186,729               182,088               172,035

     LONG-TERM DEBT, less portion
       classified as current liability (6)                           395,736               336,557               392,160

     NON-CURRENT LIABILITIES
       Deferred income taxes                                          35,931                47,142                50,476
       Other                                                          18,297                21,134                20,900

     SHAREHOLDERS' EQUITY
       Common Stock, $.01 par value, 50,000,000 shares
         authorized, 20,000,000 shares issued                            200                   200                   200
         Additional paid-in capital                                  183,600               183,600               183,600
       Accumulated deficit                                           (29,512)              (22,367)              (24,230)
                                                                ---------------------------------------------------------
                                  TOTAL SHAREHOLDERS' EQUITY         154,288               161,433               159,570
                                                                ---------------------------------------------------------

                                                                $    790,981          $    748,354          $    795,141
                                                                =========================================================

See notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (1)

                                                                                         Twenty-Six Weeks Ended
                                                                             ----------------------------------------------
                                                                                   May 29,                      May 30,
(In thousands)                                                                      1999                         1998
                                                                             ----------------------------------------------
Cash Flows from Operating Activities
|
     Net loss                                                                $          (7,145)                  $ (24,230)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Non-cash special credits (2)                                                  (10,600)                         --
         Depreciation and amortization                                                  16,736                      17,167
         Deferred income taxes                                                          (5,323)                     (5,577)
         Non-cash interest                                                                 797                         350
         Other                                                                             480                         218
     Changes in assets and liabilities                                                 (27,492)                     17,501
                                                                             ----------------------------------------------

     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                               (32,547)                      5,429

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                                        (23,710)                     (6,186)
     Proceeds from sale of land, buildings and equipment                                 8,378                      28,900
     Decrease (increase) in other assets                                                (5,234)                      5,559
                                                                             ----------------------------------------------

     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                               (20,566)                     28,273

Cash Flows from Financing Activities

     Principal payments on long-term debt                                              (13,733)                    (59,086)
     Net proceeds from revolving credit facility                                        72,000                      21,000
     Other                                                                                 (50)                         33
                                                                             -----------------------------------------------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                58,217                     (38,053)
                                                                             -----------------------------------------------

     Net increase in cash and cash equivalents                                           5,104                      (4,351)
     Cash and cash equivalents, beginning of period                                      1,950                      11,961
                                                                             -----------------------------------------------
     Cash and cash equivalents, end of period                                $           7,054            $          7,610
                                                                             ===============================================

See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

Twenty-six weeks ended May 29, 1999, and May 30, 1998.

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

(2) The Company recorded a $10.6 million ($5.6 million after tax) non-cash curtailment gain in connection with its non-contributory defined benefit pension plan. Benefits under the pension plan were frozen effective June 17, 1999. The curtailment gain is included in special (credits) charges, net, in the accompanying statements of operations for the periods ended May 29, 1999.

(3) A special charge of $5.2 million ($2.8 million after tax) was recorded in the second quarter of fiscal 1999 in connection with the closing of five stores. In addition, the Company recorded an inventory write-down of $3.4 million ($1.8 million after tax), included in cost of merchandise sold, in connection with the store closings. The 1999 special charge includes:

                                                                          Amount              Amount              Reserve
                                                                          Charged            Utilized               at
       (In millions)                                                       1999           Through 5/29/99         5/29/99
       --------------------------------------------------------------------------------------------------------------------
       Real estate disposal costs                                      $    3.7               $  --          $      3.7
       Other costs                                                          1.5                  --                 1.5
       --------------------------------------------------------------------------------------------------------------------
                                                                       $    5.2               $  --          $      5.2
===========================================================================================================================

(4) Basic earnings per common share have been computed based on the weighted-average number of common shares outstanding during the period. Dilutive earnings per common share are computed based on the weighted-average number of common shares plus potential common shares outstanding during the period, when dilutive, consisting of certain stock options. Given the net loss reported for the twenty-six weeks ended May 29, 1999, and May 30, 1998, the impact of considering such stock options would be antidilutive.

(5) Approximately 80% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $1.4 million lower than reported at May 29, 1999, and $1.0 million higher than reported at May 30, 1998, respectively.

(6) Long-term debt consisted of the following:

                                                                    May 29,             November 28,             May 30,
       (In thousands)                                                1999                   1998                  1998
                                                                ----------------------------------------------------------
       1997 Credit Agreement, variable interest rate            $    313,220           $    251,458           $   295,158
       Mortgage loan, variable interest rate                          91,654                 95,078                98,984
       Other senior debt                                               1,018                  1,089                 1,157
                                                                ----------------------------------------------------------
                                                                     405,892                347,625               395,299
       Less portion classified as current liability                  (10,156)               (11,068)               (3,139)
                                                                ----------------------------------------------------------
                                                                $    395,736           $    336,557           $   392,160
                                                                ==========================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Income

Net sales for the quarter ended May 29, 1999, decreased 2.6% from the same period of 1998 in total and increased 1.6% on a same-store sales basis. (Same stores are those open one full year.) Net sales for the first half of 1999 decreased 1.7% from the same period of 1998 in total and increased 2.0% on a same-store sales basis. Same-store sales to professional customers during the second quarter of 1999 increased 12.8% and same-store sales to do-it-yourself customers declined 8.3%. Sales decreases in total for both periods are a result of closing 8 stores in the past twelve months whose sales were $10.6 million and $43.2 million in the first half of 1999 and 1998, respectively. The Company also intends to close 5 stores by the end of the 1999 third quarter.

Costs and Expenses

Cost of merchandise sold as a percent of sales was 74.4% and 74.1% for the second quarter of 1999 and 1998, respectively. For the first half of 1999 and 1998, cost of merchandise sold as a percent of sales was 73.8% and 74.1%, respectively. An inventory write-down of $3.4 million ($1.8 million after tax) related to the closing of 5 stores in the third quarter of 1999 was 0.7% and 0.4% of sales for the second quarter and the first half of 1999, respectively. Excluding the effects of inventory write-downs related to store closings, the improvement for the second quarter and first half of 1999 was due to increased supplier support as the Company moves farther from the Chapter 11 filing and improved margin management.

Selling, general and administrative expenses were 22.2% of sales for the second quarter of 1999 and 1998. For the first half of 1999 and 1998, selling, general and administrative expenses were 24.4% and 24.9% of sales, respectively. The decrease as a percent of sales for the first half of 1999 was due primarily to the closing of stores. Selling, general and administrative expenses for the second quarter and first half of 1999 decreased approximately $2.7 million and $7.7 million, respectively, compared to the same periods of the prior year also primarily because of closing stores.

During the second quarter of 1999, the Company recorded a $10.6 million ($5.6 million after tax) non-cash curtailment gain in connection with freezing its non-contributory defined benefit pension plan. In addition, a special charge of $5.2 million ($2.8 million after tax) was recorded in connection with the closing of five stores. Also in connection with the store closings, the Company recorded an inventory write-down of $3.4 million ($1.8 million after tax), included in cost of merchandise sold. A special charge of $5.6 million ($4.2 million after tax), primarily a cash charge, was recorded in the first quarter of 1998 to reflect severance costs related to the elimination of staff at the Company's headquarters and regional administrative centers.

The provision for depreciation and amortization was 1.7% of sales and 1.8% of sales for the second quarter of 1999 and 1998, respectively and 1.9% of sales for the first half of 1998 and 1999.

Interest expense for the second quarter and first half of 1999 decreased compared to the same periods of 1998 primarily due to lower borrowing levels in 1999 and, to some extent, lower interest rates in 1999.

The income tax benefit for the first half of 1999 was $5.3 million compared to $7.9 million for the first half of 1998. The effective tax rates for both periods were different from the 35% statutory rate primarily due to various expenses that are permanently non-deductible for income tax purposes. Such tax benefits reflect management's estimates of the annual effective tax rates at the end of each quarter and are subject to change throughout the year.

Net Income (Loss)

Net income for the quarter ended May 29, 1999, was $2.8 million compared to $0.7 million for the same period of 1998. Excluding the effect of non-routine items, net income for the second quarter 1999 was $1.6 million. For the first half of 1999, net loss was $7.1 million compared to $24.2 million for the same period of 1998. Excluding the effect of non-routine items, net loss for the first half of 1999 and 1998 would have been $8.3 million and $20.0 million, respectively. Net earnings for the second quarter and first half improved in 1999 primarily due to improved gross margin management and continued expense control. Basic and diluted income per common share were $0.14 and $0.04 for the second quarters of 1999 and 1998, respectively, while basic and diluted loss per common share were $0.36 and $1.21 for the first halves of 1999 and 1998, respectively.

THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. If not remedied, this could result in system failure or miscalculations.

The Company has completed an assessment of the impact of the Year 2000 on its computer systems, both hardware and software, and has developed a plan to timely address the Year 2000 issue. Systems that interact with customers and that focus on the core business functions of buying, selling and accounting have been given the highest priority. Some of the Company's current systems are being renovated and others are being replaced with Year 2000-compliant systems. All renovation code and system replacements are being unit-tested as they are completed. Integrated full-system testing has begun and is expected to continue through the third quarter of 1999. Code renovation was completed as of March 1, 1999. All core business systems requiring replacement are approximately 90% complete and this activity is expected to continue through the remainder of 1999. The Company has spent approximately $4.0 million, to-date, in the execution of the Year 2000 plan and estimates that expenditures to complete execution of the Year 2000 plan will range from $1.0 million to $1.5 million. Most of such expenditures are being charged to expense as incurred. The Company currently believes that it will complete all phases of the plan without any material adverse consequences to its business, operations, or financial condition.

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

The Company is in the process of assessing the extent to which the Company is vulnerable to the failure of significant suppliers and other third parties to remediate their own Year 2000 issues. The Company expects that this assessment will be completed in the third quarter and believes testing of interfaces with business partners and vendors will continue through 1999. The Company does not anticipate the cost of Year 2000 compliance by suppliers to be passed on to the Company. However, there can be no assurances that failure to address the Year 2000 issue by a third party on whom the Company's systems rely would not have a material adverse effect on the Company.

As testing and assessment of third parties is completed, the Company is developing contingency plans for possible Year 2000 problems and expects to complete these plans by the end of the third quarter of 1999. The costs of the Company's Year 2000 project and the date on which it will be completed are based on management's best estimates. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.


NEW ACCOUNTING PRONOUNCEMENTS

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair market values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company will adopt SFAS 133 during the first quarter of fiscal 2000 and does not presently believe that it will have a significant effect on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $32.5 million for the first half of 1999 compared to cash provided by operating activities of $5.4 million for the same period of 1998. The decrease in cash from operating activities was primarily caused by increased merchandise inventories. During the first half of 1999 and 1998, the Company used cash of approximately $6.7 million and $0.7 million, respectively, in operating activities related to the execution of the 1998, 1997 and 1996 restructuring plans and $9.6 million in the first half of 1998 for costs related to the Chapter 11 filing. In addition, the Company used $5.3 million in the first half of 1998 to pay severance costs related to the elimination of staff at the Company's headquarters and regional administrative centers.

Borrowings are available under the 1997 Credit Agreement to supplement cash generated by operations. At May 29, 1999, $20.5 million was available for borrowing under the 1997 Credit Agreement. At May 29, 1999, working capital was $231.1 million compared to $196.2 million and $239.5 million at November 28, 1998 and May 30, 1998, respectively. The current ratios at May 29, 1999, November 28, 1998, and May 30, 1998, were 2.24 to 1, 2.08 to 1, and 2.39 to 1, respectively.

The Company's primary investing activities are capital expenditures for the renovation of existing stores, improved technology, and additional equipment. The 1997 Credit Agreement governs the amount of capital expenditures that can be made and permitted levels are as follows: $52.1 million (plus a carry-forward amount from 1998) in 1999, $41.2 million in 2000, $51.3 million in 2001 and $52.3 million in 2002. The Company spent approximately $23.7 million and $6.2 million during the first half of 1999 and 1998, respectively, for renovation of existing stores and additional equipment; 1999 expenditures also include those for improved technology as well as the purchase of ten previously leased stores for approximately $14.4 million. The Company intends to finance the remaining fiscal 1999 capital expenditures of approximately $16 million, consisting primarily of improved technology and investments to improve the Company's capabilities to service the Pro customer (including store remodels and new stores) with funds generated from operations and borrowings under the 1997 Credit Agreement. During the first halves of 1999 and 1998, the Company sold six and 17 real estate properties, respectively, related to stores previously closed for approximately $7.1 million and $28.9 million of cash proceeds, respectively, which were applied to outstanding debt. Additionally, in the first half of 1998, the Company received $5.8 million from the surrender of certain life insurance policies related to a terminated benefit plan.

The Company's most significant financing activity is and will continue to be the retirement of indebtedness. Although the Company's consolidated indebtedness is and will continue to be substantial, management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations during the past 12 months and the expected results of operations in the future, cash flow from operations and borrowing availability under the 1997 Credit Agreement should provide sufficient liquidity to meet all cash requirements for the next 12 months without additional financing. As a result of the Chapter 11 filing, trade creditors significantly shortened credit terms. The Company believes that progress with regard to lengthening terms and reestablishing trade credit is continuing, but availability of trade credit cannot be assured. The 1997 Credit Agreement contains a number of financial covenants with which the Company must comply. Management currently expects that it will achieve compliance with these covenants throughout fiscal 1999; however, factors beyond management's control, including competitive conditions, economic conditions, supplier support, lumber prices, and weather, could cause noncompliance. If compliance with these covenants is not achieved, the Company may be required to renegotiate its existing covenants with lenders or to refinance borrowings. Success in achieving any such renegotiations or refinancing, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. If the Company fails to achieve compliance with these covenants or, in the absence of such compliance, if the Company fails to amend such financial covenants on terms favorable to the Company, the Company may be in default under such covenants. If such default occurred, it would permit acceleration of its debt under the 1997 Credit Agreement which, in turn, would permit acceleration of substantially all of the Company's other long-term debt.

Since the first quarter of fiscal 1999, the Company has been involved in discussions with new, as well as existing, lenders regarding restructuring a major portion of its 1997 Credit Agreement. This action is intended to improve the Company's operating flexibility through elimination of certain of its current restrictive covenants. In addition, the current commercial and consumer credit provider contracts will not be renewed after November 1999. Approximately 40% of the Company's fiscal 1998 sales were made pursuant to these programs. The Company is negotiating with a replacement provider of commercial and consumer credit, although the Company's ability to complete such an agreement and the terms thereof cannot be assured. If the Company were unable to complete this agreement or to secure a replacement provider for these services by November 1999, it would be in default of the 1997 Credit Agreement. The Company believes that it will obtain satisfactory terms and complete the conversion in a timely manner. Commercial credit is a key component of the services the Company offers to the professional customer, and the Company believes that this transition creates an opportunity to enhance customer satisfaction.


FORWARD-LOOKING STATEMENTS

Statements above in the subsections entitled "Costs and Expenses," and in this subsection of this report such as "estimated", "believe", "expect" and similar expressions, which are not historical, are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance.

Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of the Company and investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of customer demand; stability of the work force; supplier support; consumer spending and debt levels; interest rates; housing activity; lumber prices; product mix; growth of certain market segments; weather; an excess of retail space devoted to the sale of building materials; the success of the Company's strategy; and success of the Company's remediation for the year 2000 issue. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge or on the Company's web site, payless.cashways.com.


REVIEW BY INDEPENDENT AUDITORS

The condensed consolidated financial statements of Payless Cashways, Inc. for the thirteen week and twenty-six week periods ended May 29, 1999 and May 30, 1998, have been reviewed by KPMG LLP, independent auditors. Their report is included in this filing.



Item 3. Quantitative and Qualitative Disclosures About Market Risk.

No material changes in the Company's exposure to certain market risks have occurred from the discussion contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended November 28, 1998.




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

The plaintiffs' motion for class certification has been denied on all claims except the age discrimination claims. The court granted the plaintiffs' motion for class certification of certain age discrimination claims. As a result of this ruling, eight additional individuals chose to participate in the age claims asserted in this suit. Each of the parties has conducted discovery pursuant to the court's scheduling order and discovery plan. The lawsuit was formally stayed pursuant to the automatic stay issued by the Bankruptcy Court following the voluntary Chapter 11 reorganization filing on July 21, 1997. During the Chapter 11 reorganization, plaintiffs timely filed proofs of claim, including a purported claim on behalf of the potential Age Discrimination in Employment Act opt-in class, for an aggregate of $37 million, which was limited by the Bankruptcy Court to a maximum of $22 million. The case has been returned to the United States District Court for the Southern District of Iowa for resolution. Unsuccessful mediation was held in April 1999 and a trial date is currently scheduled for July 19, 1999. Any recovery for the plaintiffs against the Company would be treated as a general unsecured claim entitling the plaintiffs to their pro rata share of 8,269,329 shares of New Common Stock reserved for such claims.

The Company denies any and all claimed liability and is vigorously defending this litigation, but is unable to estimate the likely outcome of this matter.


Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held April 21, 1999. Stockholders voted in favor of the nominees for director: Max D. Hopper ( 16,021,862 for, 138,569 withheld) and Peter M. Wood ( 16,019,377 for, 141,054 withheld). Directors who were previously elected and whose term of office as a director continued after the meeting were Peter G. Danis, David G. Gundling, Donald E. Roller, Millard E. Barron, and H. D. Cleberg.


Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.

                4.0 Long-term debt instruments of Payless in amounts not exceeding ten percent (10%) of the total assets of Payless will be furnished to the Commission upon request.

                15.1     Letter re unaudited financial information - KPMG LLP.

                27.1     Financial data schedule.

         b.     Reports on Form 8-K.

                No reports on Form 8-K were filed by Payless during the quarter ended May 29, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PAYLESS CASHWAYS, INC.
                                      (Registrant)


Date:  July 9, 1999            By:    /s/Richard G. Luse
                                      ------------------------------------------

                                      Richard G. Luse, Senior Vice President-
                                      Finance and Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)