Form 10-Q
period 1999-08-28
PAYLESS CASHWAYS INC
filed 1999-10-12
CIK 76744

                                      UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        Form 10-Q
(Mark One)
  / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended August 28, 1999

                                                        or

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

       None
(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES / X / NO / /

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
There were 19,997,092 shares of Common Stock, $.01 par value, outstanding as of September 30, 1999.

PAYLESS CASHWAYS, INC.


                       PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

STATEMENTS OF OPERATIONS (Unaudited) (1)



                                                           Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                    --------------------------------      --------------------------------
                                                       August 28,        August 29,          August 28,        August 29,
(In thousands, except per share amounts)                  1999              1998                1999              1998
                                                    --------------------------------      --------------------------------
Income
     Net sales                                      $    492,160       $    523,508       $   1,376,761      $  1,423,698
     Other income                                            523                908               1,587             2,688
                                                    --------------------------------      --------------------------------
                                                         492,683            524,416           1,378,348         1,426,386

Costs and expenses
     Cost of merchandise sold (3)                        362,217            393,021           1,014,869         1,059,901
     Selling, general and administrative                 109,030            112,382             325,653           336,748
     Special charges (credits), net (2) and (3)               --                837              (5,400)            6,421
     Provision for depreciation and amortization           9,585              7,835              26,321            25,002
     Interest expense                                      8,636              8,994              26,158            29,144
                                                    --------------------------------      --------------------------------
                                                         489,468            523,069           1,387,601         1,457,216
                                                    --------------------------------      --------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                          3,215              1,347              (9,253)          (30,830)

Federal and state income taxes                             1,502                332              (3,821)           (7,615)
                                                    --------------------------------      --------------------------------

                               NET INCOME (LOSS)    $      1,713       $      1,015       $      (5,432)     $    (23,215)
                                                    ================================      ================================



Weighted average common shares outstanding                20,000             20,000              20,000            20,000
                                                    --------------------------------      --------------------------------

Net income (loss) per common share-basic (4)        $       0.09       $       0.05       $       (0.27)     $      (1.16)
                                                    ================================      ================================


Weighted average common and dilutive
     common equivalent shares outstanding                 20,170             20,004              20,000            20,000
                                                    --------------------------------      --------------------------------

Net income (loss) per common share-diluted (4)      $       0.09       $       0.05       $       (0.27)     $      (1.16)
                                                    ================================      ================================

See notes to condensed financial statements

PAYLESS CASHWAYS, INC.


CONDENSED BALANCE SHEETS (Unaudited) (1)


                                                                  August 28,            November 28,           August 29,
(In thousands)                                                       1999                    1998                 1998
                                                                ---------------------------------------------------------
ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                $      2,241           $       1,950         $     8,984
       Merchandise inventories (5)                                   361,687                 349,452             376,739
       Prepaid expenses and other current assets                      22,716                  17,506              11,635
       Income taxes receivable                                           773                   1,338               9,649
       Deferred income taxes                                              69                   8,026               3,296
                                                                ---------------------------------------------------------
                                        TOTAL CURRENT ASSETS         387,486                 378,272             410,303

     OTHER ASSETS
       Real estate held for sale                                       4,730                  14,144              18,815
       Deferred financing costs                                        2,202                   3,319               3,570
       Other                                                          14,597                   6,897               8,010

     LAND, BUILDINGS AND EQUIPMENT                                   396,273                 377,868             364,832
       Allowance for depreciation and amortization                   (56,949)                (32,146)            (24,194)
                                                                ---------------------------------------------------------

         TOTAL LAND, BUILDINGS AND EQUIPMENT                         339,324                 345,722             340,638
                                                                ---------------------------------------------------------

                                                                $    748,339          $      748,354         $   781,336
                                                                =========================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt (6)                    $     10,160          $     11,068           $    10,143
       Trade accounts payable                                         68,000                52,325                44,446
       Other current liabilities                                      96,407               116,345               112,749
       Income taxes payable                                            1,924                 2,350                 7,436
                                                                ---------------------------------------------------------
                                   TOTAL CURRENT LIABILITIES         176,491               182,088               174,774

     LONG-TERM DEBT, less portion
       classified as current liability (6)                           362,185               336,557               381,000

     NON-CURRENT LIABILITIES
       Deferred income taxes                                          35,364                47,142                43,935
       Other                                                          18,298                21,134                21,042

     SHAREHOLDERS' EQUITY
       Common stock, $.01 par value, 50,000,000 shares
         authorized, 20,000,000 shares issued                            200                   200                   200
       Additional paid-in capital                                    183,600               183,600               183,600
       Accumulated deficit                                           (27,799)              (22,367)              (23,215)
                                                                ---------------------------------------------------------

                                  TOTAL SHAREHOLDERS' EQUITY         156,001               161,433               160,585
                                                                ---------------------------------------------------------

                                                                $    748,339          $    748,354           $   781,336
                                                                =========================================================

See notes to condensed financial statements

PAYLESS CASHWAYS, INC.


CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (1)


                                                                                         Thirty-Nine Weeks Ended
                                                                             ----------------------------------------------
                                                                                     August 28,                  August 29,
(In thousands)                                                                          1999                        1998
                                                                             ----------------------------------------------
Cash Flows from Operating Activities

     Net loss                                                                $          (5,432)           $        (23,215)
     Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
         Non-cash special credits (2)                                                  (10,600)                         --
         Depreciation and amortization                                                  26,321                      25,002
         Deferred income taxes                                                          (3,821)                     (9,484)
         Non-cash interest                                                               1,217                         530
         Other                                                                             481                         385
     Changes in assets and liabilities                                                 (12,046)                     11,524
                                                                             ----------------------------------------------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (3,880)                      4,742

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                                        (28,669)                     (9,929)
     Proceeds from sale of land, buildings and equipment                                15,920                      39,646
     (Increase) decrease in other assets                                                (7,700)                      6,306
                                                                             ----------------------------------------------

     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                               (20,449)                     36,023

Cash Flows from Financing Activities

     Principal payments on long-term debt                                              (21,280)                    (64,242)
     Net proceeds from revolving credit facility                                        46,000                      22,000
     Financing fees                                                                       (100)                     (1,500)
                                                                             ----------------------------------------------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                24,620                     (43,742)
                                                                             ----------------------------------------------

     Net increase (decrease) in cash and cash equivalents                                  291                      (2,977)
     Cash and cash equivalents, beginning of period                                      1,950                      11,961
                                                                             ----------------------------------------------
     Cash and cash equivalents, end of period                                $           2,241            $          8,984
                                                                             ==============================================

See notes to condensed financial statements

PAYLESS CASHWAYS, INC.


NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Thirty-nine weeks ended August 28, 1999, and August 29, 1998.

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

(2) In the second quarter of fiscal 1999, the Company recorded a $10.6 million ($5.6 million after tax) non-cash curtailment gain in connection with its non-contributory defined benefit pension plan. Benefits under the pension plan were frozen effective June 17, 1999. The curtailment gain is included in special charges (credits), net, in the accompanying statements of operations for the thirty-nine weeks ended August 28, 1999.

(3) A special charge of $5.2 million ($2.8 million after tax) was recorded in the second quarter of fiscal 1999 in connection with the closing of five stores. In addition, the Company recorded an inventory write-down of $3.4 million ($1.8 million after tax), included in cost of merchandise sold, in connection with the store closings. The 1999 special charge includes:

                                                                          Amount              Amount              Reserve
                                                                          Charged            Utilized               at
       (In millions)                                                       1999           Through 8/28/99         8/28/99
       -------------------------------------------------------------------------------------------------------------------
       Real estate disposal costs                                      $    3.7               $  --          $      3.7
       Other costs                                                          1.5                  --                 1.5
       -------------------------------------------------------------------------------------------------------------------
                                                                       $    5.2               $  --          $      5.2
       ===================================================================================================================

(4) Basic earnings per common share have been computed based on the weighted-average number of common shares outstanding during the period. Dilutive earnings per common share are computed based on the weighted-average number of common shares plus potential common shares outstanding during the period, when dilutive, consisting of certain stock options. Given the net loss reported for the thirty-nine weeks ended August 28, 1999, and August 29, 1998, the impact of considering such stock options would be antidilutive.

(5) Approximately 80% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $1.7 million lower and $1.0 million higher than reported at August 28, 1999, and August 29, 1998, respectively.

 (6) Long-term debt consists of the following:

                                                                        August 28,         November 28,         August 29,
       (In thousands)                                                      1999                1998                1998
                                                                       ----------------------------------------------------
       1997 Credit Agreement, variable interest rate                   $    286,088        $    251,458       $    294,283
       Mortgage loan, variable interest rate                                 85,279              95,078             95,736
       Other senior debt                                                        978               1,089              1,124
                                                                       ----------------------------------------------------
                                                                            372,345             347,625            391,143
       Less portion classified as current liability                         (10,160)            (11,068)           (10,143)
                                                                       ----------------------------------------------------
                                                                       $    362,185        $    336,557       $    381,000
                                                                       ====================================================

PAYLESS CASHWAYS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Income

Net sales for the third quarter of 1999, decreased 6.0% from the same period of 1998 in total and 2.5% on a same-store sales basis. Same stores are those open one full year. Net sales for the first three quarters of 1999 decreased 3.3% from the same period of 1998 in total and increased 0.8% on a same-store sales basis. Sales decreases in total for both periods are a result of closing seven stores in the first three quarters of 1999 and two stores in the first three quarters of 1998 whose sales were $37.7 million and $95.2 million for the first three quarters of 1999 and 1998, respectively. Same-store sales to professional customers during the third quarter of 1999 increased 4.1% and same-store sales to do-it-yourself customers declined 9.4%. To address the decrease in same-store sales to do-it-yourself customers, the Company intends to improve its assortments and in-stock position.

Costs and Expenses

Cost of merchandise sold as a percent of sales was 73.6% and 75.1% for the third quarter of 1999 and 1998, respectively. For the first three quarters of 1999 and 1998, cost of merchandise sold as a percent of sales was 73.7% and 74.4%, respectively. Inventory write-downs of $3.4 million ($1.8 million after tax), related to the closing of five stores, recorded in the second quarter of 1999 and $1.3 million ($0.8 million after tax), related to the closing of three stores, recorded in the third quarter of 1998, were 0.2% and 0.1% of sales for the first three quarters of 1999 and 1998, respectively. Excluding the effects of inventory write-downs, the decrease of cost of merchandise sold as a percent of sales for the third quarter of 1999 and the first three quarters of 1999 was primarily due to improved product acquisition costs and reduced promotional activities.

Selling, general and administrative expenses were 22.2% and 21.5% of sales for the third quarter of 1999 and 1998, respectively. For the first three quarters of 1999 and 1998, selling, general and administrative expenses were 23.7% of sales. The increase as a percent of sales for the third quarter of 1999 was due primarily to increased credit costs. The Company has entered into an agreement to replace the current commercial and consumer credit program provider, expected to go into effect on October 27, 1999, and believes that these costs will be reduced significantly in the future. Selling, general and administrative expenses for the third quarter and first three quarters of 1999 decreased approximately $3.4 million and $11.1 million, respectively, compared to the same periods of the prior year. The reductions in selling, general and administrative expenses were primarily the result of closed stores.

During the second quarter of 1999, the Company recorded a $10.6 million ($5.6 million after tax) non-cash curtailment gain in connection with freezing its non-contributory defined benefit pension plan. In addition, a special charge of $5.2 million ($2.8 million after tax) was recorded in connection with the closing of five stores. During the third quarter of 1998, the Company recorded a special charge of $0.8 million ($0.5 million after tax) in connection with the closing of three stores. Additionally, a special charge of $5.6 million ($4.2 million after tax), primarily a cash charge, was recorded in the first quarter of 1998 to reflect severance costs related to the elimination of staff at the Company's headquarters and regional administrative centers.

The provision for depreciation and amortization was 1.9% and 1.5% of sales for the third quarter of 1999 and 1998, respectively. For the first three quarters of 1999 and 1998, the provision was 1.9% and 1.8% of sales, respectively. Excluding a $1.1 million ($0.6 million after tax) depreciation charge for accelerated depreciation on certain leasehold improvements recorded in the third quarter of 1999, the provision was 1.7% and 1.8% of sales for the third quarter of 1999 and the first three quarters of 1999, respectively.

Interest expense for the third quarter and first three quarters decreased compared to the same periods of 1998 primarily due to lower borrowing levels in 1999 and, to some extent, lower interest rates in 1999.

The income tax benefit for the first three quarters of 1999 was $3.8 million compared to $7.6 million for the first three quarters of 1998. The effective tax rates for both periods were different from the 35% statutory rate primarily due to various expenses that are permanently non-deductible for income tax purposes. Such tax benefits reflect management's estimates of the annual effective tax rates at the end of each quarter and are subject to change throughout the year.

PAYLESS CASHWAYS, INC.


Net Income (Loss)

Net income for the third quarter of 1999, was $1.7 million compared to $1.0 million for the same period of 1998. Excluding the effect of non-routine items and restating the 1998 effective tax rate to the actual annual rate, net income was $2.3 million and $2.2 million for third quarter 1999 and 1998, respectively. For the first three quarters of 1999, net loss was $5.4 million compared to $23.2 million for the same period of 1998. Excluding the effect of non-routine items and restating the 1998 effective tax rate to the actual annual rate, net loss for the first three quarters of 1999 and 1998 was $6.0 million and $14.5 million, respectively. Basic and diluted net income per common share were $0.09 and $0.05 for the third quarter of 1999 and 1998, respectively, while basic and diluted net loss per common share were $0.27 and $1.16 for the first three quarters of 1999 and 1998, respectively. The improvement in 1999 earnings per common share was primarily due to improved gross margin management and the closing of under-performing stores.


THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not remedied, this could result in system failure or miscalculations.

The Company has completed an assessment of the impact of the Year 2000 on its computer systems, both hardware and software, and has developed a plan to timely address the Year 2000 issue. Systems that interact with customers and that focus on the core business functions of buying, selling, and accounting have been given the highest priority. Some of the Company's current systems are being renovated and others are being replaced with Year 2000-compliant systems. All renovation code and system replacements are being unit-tested as they are completed. Code renovation was completed as of March 1, 1999 and integrated full-system testing was completed during the third quarter of 1999. All core business systems requiring replacement are approximately 98% complete and this activity is expected to continue through the remainder of 1999. The Company has spent approximately $4.5 million, to-date, in the execution of the Year 2000 plan and estimates that expenditures to complete execution of the Year 2000 plan will range from $0.2 million to $0.3 million. Most of such expenditures are being charged to expense as incurred. The Company currently believes that it will complete all phases of the plan without any material adverse consequences to its business, operations, or financial condition.

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

The Company continues to assess the extent to which the Company is vulnerable to the failure of significant suppliers and other third parties to remediate their own Year 2000 issues. The Company expects testing of interfaces with business partners and vendors to continue through 1999. The Company does not anticipate the cost of Year 2000 compliance by suppliers to be passed on to the Company. However, there can be no assurances that failure to address the Year 2000 issue by a third party on whom the Company's systems rely would not have a material adverse effect on the Company.

The Company has developed contingency plans for possible Year 2000 problems and expects to implement these plans by the end of the fourth quarter of 1999. The costs of the Company's Year 2000 project and the date on which it will be completed are based on management's best estimates. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.


NEW ACCOUNTING PRONOUNCEMENTS

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair market values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The

PAYLESS CASHWAYS, INC.


Company will adopt SFAS 133 during the first quarter of fiscal 2001 and does not presently believe that it will have a significant effect on its financial statements.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $3.9 million for the first three quarters of 1999 compared to cash provided by operating activities of $4.7 million for the same period of 1998. The decrease in cash from operating activities was primarily caused by increased merchandise inventories and decreased other current liabilities due to store closings. During the first three quarters of 1999 and 1998, the Company used cash of approximately $3.4 million and $2.4 million, respectively, in operating activities related to special charges accrued in fiscal years 1999, 1998, and 1997 and $10.2 million in the first three quarters of 1998 for costs related to the Chapter 11 filing. In addition, the Company used $5.4 million in the first three quarters of 1998 to pay severance costs related to the elimination of staff at the Company's headquarters and regional administrative centers.

Borrowings have been available under the 1997 Credit Agreement to supplement cash generated by operations. At August 28, 1999, $48.3 million was available for borrowing under the 1997 Credit Agreement. At August 28, 1999, working capital was $211.0 million compared to $196.2 million and $235.5 million at November 28, 1998, and August 29, 1998, respectively. The current ratios at August 28, 1999, November 28, 1998, and August 29, 1998, were 2.20 to 1, 2.08 to
1, and 2.35 to 1, respectively.

The Company's primary investing activities are capital expenditures for the renovation of existing stores, improved technology, and additional equipment. The 1997 Credit Agreement governs the amount of capital expenditures that can be made and permitted levels are as follows: $52.1 million (plus a carry-forward amount from 1998) in 1999, $41.2 million in 2000, $51.3 million in 2001 and $52.3 million in 2002. The Company spent approximately $28.7 million and $9.9 million during the first three quarters of 1999 and 1998, respectively, for renovation of existing stores and additional equipment; 1999 expenditures also include those for improved technology as well as the second quarter purchase of ten previously leased stores for approximately $14.4 million. The Company intends to fund the remaining fiscal 1999 capital expenditures of approximately $11 million, consisting primarily of improved technology and investments to improve the Company's capabilities to service the Pro customer (including store remodels and new stores), with funds generated from operations, borrowings under the 1997 Credit Agreement, and certain lease arrangements. During the first three quarters of 1999 and 1998, the Company sold 13 and 22 real estate properties, respectively, related to stores previously closed for approximately $14.4 million and $37.7 million of cash proceeds, respectively, which were applied to outstanding debt. Additionally, in the first three quarters of 1998, the Company received $5.8 million from the surrender of certain life insurance policies related to a terminated benefit plan.

The Company's most significant financing activity is and will continue to be the retirement of indebtedness. The Company's consolidated indebtedness is and will continue to be substantial. Management believes that cash flow generated from operations, borrowings available under the 1997 Credit Agreement, and other lease financing sources should provide sufficient liquidity to meet all cash requirements for the next 12 months. As a result of the Chapter 11 filing, trade creditors significantly shortened credit terms. The Company believes that progress with regard to improving terms and reestablishing trade credit is continuing, but availability of trade credit cannot be assured. The 1997 Credit Agreement contains a number of financial covenants with which the Company must comply. Management currently expects that it will achieve compliance with these covenants throughout fiscal 1999; however, factors beyond management's control, including competitive conditions, economic conditions, supplier support, lumber prices, and weather, could cause noncompliance. If compliance with these covenants is not achieved, the Company may be required to renegotiate its existing covenants with lenders or to refinance borrowings. Success in achieving any such renegotiations or refinancing, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. If the Company fails to achieve compliance with these covenants or, in the absence of such compliance, if the Company fails to amend such financial covenants, the Company may be in default. If such default occurred, it would permit acceleration of its debt under the 1997 Credit Agreement which, in turn, would permit acceleration of substantially all of the Company's other long-term debt.

The Company has been involved in discussions with new, as well as existing, lenders regarding partial refinancing and restructuring of its 1997 Credit Agreement. The new commercial and consumer credit provider agreement, discussed below, positions the Company to complete the refinancing and restructuring of the 1997 Credit Agreement and is expected

PAYLESS CASHWAYS, INC.


to occur in the fourth quarter. This new agreement is expected to improve the Company's operating flexibility through elimination of certain restrictive covenants.

The Company has entered into an agreement with a new commercial and consumer credit provider to service the Company's credit programs. The agreement replaces a previous agreement with another provider and is expected to go into effect on October 27, 1999. The Company expects to process approximately $800 million in annual sales under this agreement and save in excess of $8 million in fees on an annualized basis. In addition to the traditional commercial program, the Company will be offering a business revolving charge account as an alternative for commercial customers. Commercial credit is a key component of the services the Company offers to the professional customer and the Company believes that this transition creates an opportunity to enhance customer satisfaction while reducing costs.


FORWARD-LOOKING STATEMENTS

Statements made above in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations, such as "estimate", "believe", "expect", "anticipate", "intend" and similar expressions, which are not historical, are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance.

Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of the Company and investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of customer demand; stability of the work force; supplier support; consumer spending and debt levels; interest rates; housing activity; lumber prices; product mix; growth of certain market segments; weather; an excess of retail space devoted to the sale of building materials; the success of the Company's strategy; successful implementation of the new credit service agreement; and the success of the Company's remediation for the year 2000 issue. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge or on the Company's web site, www.payless.cashways.com.


REVIEW BY INDEPENDENT AUDITORS

The condensed consolidated financial statements of Payless Cashways, Inc. for the thirteen week and thirty-nine week periods ended August 28, 1999, and August 29, 1998, have been reviewed by KPMG LLP, independent auditors. Their report is included in this filing.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

No material changes in the Company's exposure to certain market risks have occurred from the discussion contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended November 28, 1998.

PAYLESS CASHWAYS, INC.


                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

A group of terminated employees and others filed a lawsuit against the Company and other named defendants in the United States District Court for the Southern District of Iowa. (See the full description of the lawsuit in Item 3-Legal Proceedings contained in the Company's Form 10-K for the year ended November 28, 1998.) Although the Company denies any liability, the Company settled the matter by issuing 522,716 shares of New Common Stock reserved for such claims pursuant to the Chapter 11 reorganization along with insurance proceeds.



Item 4.  Submission of Matters to a Vote of  Security Holders.

         None.



Item 5.  Other Information.

         Raymond P. Springer assumed the responsibilities of Senior Vice President-Finance and Chief Financial Officer, replacing Richard G. Luse who left the Company to pursue other interests.



Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.

                  4.0 Long-term debt instruments of the Company in amounts not exceeding ten percent (10%) of the total assets of the Company will be furnished to the Commission upon request.

                 10.1* Form of Employment Agreement between the Company and certain executive officers.

                 15.1    Letter re unaudited financial information - KPMG LLP.

                 27.1    Financial data schedule.

                 * Represents a management contract or a compensatory plan or arrangement.

         b.     Reports on Form 8-K.

                No reports on Form 8-K were filed by the Company during the quarter ended August 28, 1999.

PAYLESS CASHWAYS, INC.


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PAYLESS CASHWAYS, INC.
                                              (Registrant)


Date:  October 11, 1999              By:      /s/Raymond P. Springer
                                              ----------------------------------


                                     Raymond P. Springer, Senior Vice President-
                                     Finance and Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)