Form 10-K
period 1999-11-27
PAYLESS CASHWAYS INC
filed 2000-02-24
CIK 76744

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K
    (Mark One)
    / X / Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]

             For the fiscal year ended November 27, 1999
                                        OR
    /   /    Transition report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 [No fee required]

             For the transition period from     ____________to_____________

                         Commission file number 0-4437

                             PAYLESS CASHWAYS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                            42-0945849
  (State or Other Jurisdiction of                             (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)


  800 NW Chipman Road, Suite 5900
        P.O. Box 648001
     Lee's Summit, Missouri                                       64064-8001
(Address of Principal Executive Offices)                          (Zip Code)

                                    (816) 347-6000
               (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of February 14, 2000, was $47,193,430.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.
YES / X /       NO /     /

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 20,000,000 shares of Common Stock, $.01 par value, outstanding as of February 14, 2000.

                 DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2000 -- Part III.

                                   PART I
Item 1.  BUSINESS.

General

         Payless Cashways, Inc. ("Payless" or the "Company") is the fourth largest retailer of building materials and home improvement products in the United States as measured by sales. The Company operates 150 building materials stores, excluding a store that is currently in the process of closing, in 18 states located in the Midwest, Southwest, Pacific Coast, and Rocky Mountain areas under the names Payless Cashways Building Materials, Furrow Building Materials, Lumberjack Building Materials, Hugh M. Woods Building Materials, Knox Lumber, and Contractor Supply. Each store is designed as a one-stop source that provides the professional builder, remodel and repair contractor, institutional buyer, and project-oriented do-it-yourself customer with a dominant selection of quality products and services needed to build, improve, and maintain home, business, farm or ranch properties at competitive prices. The Company's merchandise assortment in each store currently averages approximately 31,000 items in the following categories: lumber, plywood and building materials; millwork; farm and ranch products; tools; hardware and housewares; electrical and plumbing products; paint; lighting; home decor; kitchens; decorative plumbing and bath; heating, ventilating and cooling (HVAC); apparel; and seasonal items. The Company believes that the combination of a full-line lumberyard, an attractive hardware store/showroom offering, a deep product mix tailored to serve the professional customer, a high level of in-store customer assistance concerning product usage and installation, an array of services including credit, delivery, estimating and design services as well as targeted marketing distinguishes Payless from many competitors.

         The Company's primary focus is on the professional customer. Professionals ("Pros") include professional builders, remodel and repair contractors, and institutional buyers. The Company also serves do-it-yourselfers ("DIY-ers") who enjoy shopping "where the Pros shop" for both project-oriented projects and for convenience items. With a full-line lumberyard, a complete hardware store and outstanding customer service, the Company is well positioned to grow. The Company's 1999 revenues were approximately 54% from sales to the Pro customer and 46% from sales to the DIY customer.

         During the peak selling months of May through September, inventory is financed by cash from operations and trade accounts payable. During the seasonally low sales months of December through February, inventory is financed by cash from operations, trade accounts payable and borrowings under the 1999 Credit Agreement, as needed. An average Payless store currently carries approximately $2.0 million of inventory, and during fiscal 1999, sales at Payless stores averaged approximately $12.0 million per store.


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

         In general terms, customers may be characterized as either wholesale-oriented (professional) or retail-oriented (consumer). Purchases by professionals tend to be larger in volume and require specialized merchandise assortments, personal service representatives, competitive bid pricing, superior lumber quality, telephone order placement, commercial credit and job-site delivery. The consumer segments, as defined by the Company, include light DIY-ers who spend less than $200 annually on building materials and home improvement products; moderate DIY-ers who make annual purchases of $200 to $1,000; and project-oriented DIY-ers who make annual purchases in excess of $1,000.


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

Business Strategy

         Objectives

         The Company's principal objectives are to:
1)  increase market share in the professional segment,
2) maintain a substantial share of business with the project-oriented DIY segment,
3)  continue to improve its balance sheet, and
4)  grow revenue, earnings and stockholder value.

         Strategy

         The Company believes it is particularly well-positioned to serve the needs of professional customers. It enjoys economies of scale, buying power and professional management that the traditional outlets supplying the professional customer commonly do not have. These advantages, along with the deep product assortment, full service package and outside sales force, position the Company well to supply local Pros as well as national professional businesses seeking to centralize their purchasing needs.

         A sales and service staff is dedicated to serving the professional customer. Professional sales representatives have assigned customers for whom they provide service tailored to the customer's business needs. Sales representatives call on professional customers at their places of business and job sites. The sales representatives have detailed information regarding account purchases and the profitability of their accounts. The Company believes that this level of customer service and type of sales management system are effective in increasing purchases and improving profitability from current professional customers as well as building customer loyalty. These sales people work from the contractor sales offices and serve by phone customers who do not require job site presence. In certain markets, this activity has been centralized by establishing call-centers. The Company also has national account managers who target businesses, often with geographically dispersed sites, that utilize large amounts of building materials and improvement products for repair and maintenance, new construction projects, and insurance rehabilitation work.

         Each store has a separate commercial sales area for the professional customer to use. These offices speed the purchase process for the Pro, provide professional estimating services including blueprint take-offs, allow private discussions between customers and their sales representatives, and offer small amenities to these customers such as coffee and phone access. The Company has drive-through lumberyards that significantly reduce the time required to complete a purchase and meet the Pro's requirement for fast and efficient service.

         The Company's merchandise assortment is specifically tailored to the Pro. Preferred brands, commercial grade items, contractor packs and extensive special order capabilities ensure that the Company meets the product requirements of this customer segment. The Company has negotiated purchase arrangements with key lumber suppliers that ensure a consistent source of high quality lumber.

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

         Strategic Initiatives

         The Company's ongoing market research regarding the Pro indicates that, while the Company has established significant business with this group, substantial growth opportunities remain. Industry research indicates that a significant number of customers prefer a distinctly different type of shopping experience (human scale; finished, well-lighted showrooms; full-line, drive-through lumberyards) as compared to a warehouse-store format. Payless Cashways offers such a shopping experience. The Company expects the professional builder, the remodel and repair contractor and institutional buyer to continue to be the primary source of growth. In order to increase market share with these customers, the Company has planned to attract and retain more large-volume accounts whose business is often job-site direct.

         The Company is also planning to utilize its e-commerce strategy to generate sales using the Internet. The evolution of e-commerce provides the Company many additional opportunities to interact with customers and increase sales. The Company believes it is already strategically positioned to take advantage of this evolving convergence of "bricks and clicks" and is well positioned to provide order fulfillment with its under-utilized sourcing and distribution capabilities to deliver its goods and services on a nation-wide basis. The Company intends to roll out an Internet-based special order system throughout its stores in the second half of fiscal 2000, followed by e-catalogs of category-specific products and service offerings.

         Manufacturing capabilities have been added in certain markets to better serve the needs of high-volume professional customers. The Company recognizes significant opportunity in this area and owns and operates three facilities that manufacture doors and trim products and a plant that manufactures engineered roof and floor trusses, wall and floor panels, and stair systems. The Company believes that these capabilities help position it to be the supplier of choice for the large-volume professional and plans to continue developing and acquiring these types of capabilities in additional markets.

         The Company's strategy of focusing on the Pro customer has the effect of drawing project-oriented consumers as well. Sales to project-oriented consumers make up about 46% of the Company's current revenues, and while the Company will focus on the Pro, it intends to continue to serve this profitable segment of customers. Knowledgeable employees, high quality products with brand names, full-line, drive-through lumberyards, consistent in-stock position, all the products needed to complete a project and a well merchandised shopping environment are important to the project-oriented DIY customer, as well as the Pro. Project-oriented DIY-ers are similar to the Pro customer with regard to the brands preferred and the importance of stocking high quality lumber. The Company believes that many of the steps it has taken to serve the Pro customer have also had a positive impact on sales to the project-oriented DIY customer. The Company also recognizes that the lifestyle of the target Pro customer includes products for the Pro's own home and family. Most of these Pro customers are already in the Company's locations on a regular basis, and the Company intends, as a convenience to that customer, to identify and stock items that may otherwise be purchased elsewhere. These products are also appealing to the project-oriented do-it-yourselfer who likes to shop where the Pro shops.

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


Merchandising and Marketing

         During 1999, Payless' full-line stores sold a broad range of building material products, currently averaging approximately 31,000 items, many of which are nationally advertised brand-name items. The Company continues to improve its attractiveness to customers through reviewing its assortment, bringing in new products, determining the best supplier, and updating displays. The focus is on categories where the Company can be dominant such as lumber, building materials, hardware, tools, plumbing, electrical, and paint. Payless categorizes its product offerings into the classes described below:

         Lumberyard - Dimensional lumber, plywood, siding, roofing materials, fencing materials, windows, doors and moldings, paneling, ceiling tiles, insulation materials, and drywall.

         Hardware - Electrical wire and wiring materials, plumbing materials, power and hand tools, paint and painting supplies, lawn and garden products, door locks, fasteners, heating and cooling products, housewares, and work apparel.

         Showroom - Interior and exterior lighting, bathroom fixtures and vanities, kitchen cabinets, flooring, and wallcoverings.

         During the last three fiscal years, the three product classifications accounted for the following percentages of Payless' sales:

                                          1999              1998            1997
                                          ----              ----            ----
           Lumberyard                      53%               51%             51%
           Hardware                        37                38              35
           Showroom                        10                11              14
                                          ----              ----            ----
                                          100%              100%            100%
                                          ====              ====            ====

         Payless addresses its primary target customers through a mix of targeted mailings, special customer events, and newspaper advertising. Additionally, the Company participates in or hosts a variety of Pro-focused events, national trade association shows, and conferences. During fiscal 1999, the Company's expenditures on all forms of marketing, net of vendor program allowances, totaled approximately $20.0 million or 1.1% of sales.

Store Management and Personnel

         Payless coordinates the operation of its 150 building materials stores through 150 Store Managers, each of whom reports directly to one of 17 District Managers who in turn reports to one of two Regional Vice Presidents/Managers. Supervision and control over the individual stores are facilitated by means of detailed operating reports. Most of Payless' Store Managers, and all of Payless' District Managers and Regional Vice Presidents/Managers have been promoted from within Payless or from within the stores Payless has acquired. In addition, the Company continues to attract new talented store management from the retail industry. District Managers and Store Managers have, on average, more than ten years of experience with the Company.

         The stores utilize a departmental management structure designed to provide a superior level of service to customers. Sales personnel are trained in customer service, product knowledge, selling skills, and systems and procedures. Formal classroom training sessions are supplemented with product clinics and special assignments.


Information Systems

         The Company has invested substantial time, effort, and dollars ensuring that technology and information are used to the maximum benefit throughout its entire enterprise. In-store-processors based upon current technology standards are an integral part of store management and support customer services with programs designed to enhance the shopping experience. Each of the Company facilities transmits daily transaction detail data including item-level sales from point-of-sale terminals equipped with the latest in scanning technology. This network also serves to provide automatic check authorization and on-line credit card processing. In addition to sales support and data gathering, the Company has built merchandising, inventory management, distribution, and promotional systems which are utilized at the store support center to manage the purchasing, movement, and marketing of product lines.


Distribution and Suppliers

         The Company operates a total of seven distribution centers and four manufacturing locations. The distribution centers maintain inventories and ship product to stores one to three times per week. The Sedalia, Missouri, distribution center handles small-sized, conveyable, high value items such as hardware, plumbing and electrical supplies, and hand tools. The Sedalia distribution center serves all 150 stores with some or all of their distribution-center-sourced replenishment, utilizing computerized receiving, storage and selection technology. The other six distribution centers handle commodity products and bulky manufactured products such as tubs, paneling and ceiling tile, operating with manual storage and selection systems. The manufacturing locations assemble pre-hung doors, customized windows, engineered roof and floor trusses, wall and floor panels, and stair systems.

         In fiscal 1999, 53% of merchandise was channeled through the distribution centers for redistribution to individual stores. This benefits the Company in the areas of product costs, in-stock positions and inventory turnover.

         Payless   purchases   substantially   all  of  its   merchandise   from
approximately 3,100 suppliers, no one of which accounted for more than 5% of the Company's purchases during fiscal 1999.


Credit

         The Company offers credit to both its DIY and Pro customers. Purchases under national credit cards and the Company's private-label credit card program as a percentage of sales represented 27.0% in fiscal 1999, 27.1% in fiscal 1998, and 28.3% in fiscal 1997. Purchases under the Company's commercial credit program as a percentage of sales represented 37.7% in fiscal 1999, 34.8% in fiscal 1998, and 32.7% in fiscal 1997.

         The Company's private-label credit card program and commercial credit program are administered by a third-party administrator. In the fourth quarter of fiscal 1999, the Company entered into new agreements with a new third-party administrator to service the Company's credit programs. The Company expects to process approximately $800 million in annual sales under these agreements and incur savings in excess of $6 million in fees on an annualized basis. Under the new agreements, the costs of the credit programs represent a fixed percentage fee of charge sales. In addition, the Company substantially absorbs the cost of commercial accounts written-off. Accounts written off (net of recoveries) under the commercial credit program for the last three fiscal years were approximately: $10.9 million or 1.61% of net commercial credit sales for 1999, $4.0 million or 0.6% of net commercial credit sales for 1998, and $9.8 million or 1.3% of net commercial sales for 1997.

         In addition to the traditional commercial program, effective with the conversion to the new third-party administrator, the Company began offering a business revolving charge account as an alternative for commercial customers. Commercial credit is a key component of the services the Company offers to the professional customer and the Company believes that this transition creates an opportunity to enhance customer satisfaction while reducing costs.


Competition

         The business of Payless is highly competitive. As a result of its focus on the professional customer, the Company competes with local independent lumberyards, independent wholesalers, supply houses, distributors who market primarily to commercial and professional users, and, with regard to remodel and repair contractors and industrial buyers, the Company competes with national chains. On the consumer side, Payless encounters competition from national and regional chains, including those with a warehouse format, and from local independent wholesalers, supply houses and distributors. In recent years, the building materials retailing industry has experienced increased levels of competition as several national chains have expanded their operations. Certain of these competitors are larger in terms of capital and sales volume and have been operating longer than Payless in particular areas. Although there are three national chains larger than Payless, its size and capabilities give Payless significant advantages over the many smaller distributors in the highly fragmented retail building materials industry. Payless' competition varies by geographical area, Payless continues to differentiate itself by targeting the professional customer and the project-oriented DIY-er. Payless offers a full-line lumberyard, a deep mix of high quality products, high levels of customer service by knowledgeable employees and a well merchandised shopping environment.


Employees

         At November 27, 1999, Payless employed approximately 10,000 persons, approximately 29% of whom were part-time, although the number of employees may fluctuate seasonally. Payless believes its employee relations are satisfactory. Payless' employees are primarily nonunion with less than 1% being represented by a union.


                               _______________

         Forward-looking statements in the "Business" section of this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of the Company and investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of customer demand; stability of the work force; supplier support; consumer spending and debt levels; interest rates; housing activity; lumber prices; product mix; growth of certain market segments; weather; an excess of retail space devoted to the sale of building materials; the successful implementation of an Internet ordering system; the success of the Company's strategy, including its e-commerce opportunities; and successful completion of the new credit service agreement implementation.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name and age of all executive officers of Payless and their present positions and recent business experience.

                                            Principal Occupation and
Name                      Age             Five-Year Employment History
--------------------   -------   -----------------------------------------------
Millard E. Barron.........50     President  and   Chief   Executive  Officer  of
First elected a director:        Payless since June 1998;  President of Zellers,
1998                             Inc. and Executive Vice President  of  Hudson's
                                 Bay  Company  from  September  1996 to February
                                 1998; Senior Vice President and Chief Operating
                                 Officer of the  International  Division of Wal-
                                 Mart Stores,  Inc.from August 1994 to September
                                 1996;  Vice  President - Operations of Wal-Mart
                                 Stores, Inc. from November 1992 to August 1994;
                                 and  currently a Director of American  Homestar
                                 Corporation.

David J. Krumbholz........45     Senior  Vice  President - Store  Operations  of
                                 Payless since  February 2000;  Vice  President-
                                 Store Operations of Payless from August 1999 to
                                 February  2000;  Vice  President - Professional
                                 Business  of  Payless  from July 1998 to August
                                 1999; and Regional Vice President of Payless from August 1988 to July 1998. Mr. Krumbholz joined Payless in January 1976.

Edward L. Zimmerlin.......53     Senior   Vice   President -  Merchandising  and
                                 Marketing  of Payless  since March  1999;  Vice
                                 President-General  Manager of B B M bed, bath &
                                 more, a division of Hudson's Bay Company,  from
                                 February   1998   to   February   1999;    Vice
                                 President-Hardlines  of Zellers,  a division of
                                 Hudson's  Bay   Company,   from  June  1997  to
                                 February  1998;   Executive  Vice  President  -
                                 Merchandising   and  Advertising  of  Homeplace
                                 Stores from May 1996 to March 1997;  and Senior
                                 Vice President - Merchandising and Marketing of
                                 Family  Dollar  Stores  from  February  1995 to
                                 April 1996.

Kelly R. Abney............45     Vice  President - Logistics and  Facilities  of
                                 Payless  since  June  1998;  Vice  President  -
                                 Distribution and Transportation of Payless from February 1997 to June 1998; Vice President -
                                 Logistics  of  Pamida  from  September  1994 to
                                 February 1997; and Director of  Distribution of
                                 Payless from April 1990 to September 1994.

James L. Deats..........  51     Vice   President  -   Information   Systems  of
                                 Payless since October  1998;  Vice  President -
                                 Information  Services  of One  Price  Clothing,
                                 Inc.  from  July 1997 to April  1998;  and Vice
                                 President  -  Information  Services  of  Pier 1
                                 Imports,  Inc. from  September 1990 to February
                                 1997.

Renae G. Gonner...........37     Vice  President - Marketing   and   Advertising
                                 of Payless  since  October  1998;  Director  of
                                 Advertising  and  Marketing  Communications  of
                                 Payless   from  July  1996  to  October   1998;
                                 Creative   Services  Manager  of  Payless  from
                                 November 1993 to July 1996; and Print Manager of Payless from March 1993 to November 1993.
                                 Mr. H. D. Cleberg, a Director of the Company, is Ms. Gonner's father.

Louise R. Iennaccaro......55     Vice  President - Human  Resources  of  Payless
                                 since  February  1998;  and  Director  of Field
                                 Human  Resources  of Payless from April 1989 to
                                 February 1998. Ms. Iennaccaro joined Payless in
                                 January 1987.

Ronald D. Long............43     Vice    President   -    Merchandising-Building
                                 Products  since August 1999;  Vice  President -
                                 Merchandising   Display  and   Productivity  of
                                 Payless from August 1998 to August  1999;  Vice
                                 President - Merchandising  Planning and Control
                                 of Payless  from May 1998 to August  1998;  and
                                 Vice    President   -    Merchandising/Building
                                 Materials of Payless from  November 1993 to May
                                 1998. Mr. Long joined Payless in December 1975.

Timothy R. Mertz..........48     Acting Chief Financial Officer of Payless since
                                 December  1999;  Vice  President  - Treasury of
                                 Payless since September 1998; Director of Tax and Risk Management of Payless from December
                                 1995 to  September  1998;  and Tax  Director of
                                 Payless from October 1987 to December 1995.

Item 2.  PROPERTIES.

         The Company's 150 building materials stores, excluding a store that is currently in the process of closing, are located in the following states:

                Number of Stores
                ----------------

                Arizona...................  9      Missouri..................  8
                California................ 13      Nebraska..................  4
                Colorado.................. 18      Nevada....................  6
                Illinois..................  3      New Mexico................  2
                Indiana...................  8      Ohio...................... 11
                Iowa...................... 10      Oklahoma..................  5
                Kansas.................... 11      Oregon....................  2
                Kentucky..................  5      Tennessee.................  3
                Minnesota.................  5      Texas..................... 27

         Payless owns 138 of its store facilities and 130 of the 150 sites on which such stores are located. The remaining 12 facilities and 20 sites are leased. The leases provide for various terms. Mortgages or deeds of trust on 139 store parcels secure existing indebtedness.

         Payless has generally located retail stores adjacent to residential areas of major metropolitan cities or adjacent to major arteries in smaller communities that are convenient to the Pro and DIY customer. Operation of multiple stores in a trade area permits more effective supervision of stores and provides certain economies in distribution expenses and advertising costs. Each of Payless' 150 stores has an average total selling space of approximately 179,000 square feet consisting of 32,000 square feet of indoor display space and 147,000 square feet of lumberyard. In addition, each store has an average of 51,000 square feet of warehouse space. The average Payless store occupies approximately nine acres of land.

         During fiscal 1999, two stores were opened and 12 stores were closed. One and two stores were opened during fiscal years 1998 and 1997, respectively, and four and 30 stores were closed, respectively.

         Five of the Company's seven distribution centers are owned and, of the remaining two, one is leased for land only and the facility and land are leased for the other. Mortgages or deeds of trust on five distribution center parcels secure existing indebtedness. Three of the Company's manufacturing locations are owned and one is leased. Mortgages or deeds of trust on three manufacturing parcels secure existing indebtedness. The Sedalia, Missouri, distribution center is a 592,000 square foot facility, while the other six distribution centers average 143,000 square feet of warehouse space on an average of 16 acres.

         A substantial portion of the administrative, purchasing, advertising, accounting and information system functions is centralized at Payless' store support center in Lee's Summit, Missouri, a suburb of Kansas City. Payless leases its store support center under a lease expiring on October 31, 2009. The store support center occupies approximately 156,000 square feet of a single-story building.

         See also "Strategic  Initiatives,"  and "Distribution and Suppliers" in
Item 1, above.


Item 3.  LEGAL PROCEEDINGS.

         There are presently no material legal proceedings to which Payless is a party or of which any of its property is the subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

         Payless Cashways, Inc. Common Stock is traded on the over-the-counter bulletin board (ticker symbol PCSH). The number of registered holders of the Company's Common Stock at November 27, 1999, was 4,852. No cash dividends have been declared on the Common Stock since 1988. Certain of the Company's debt instruments contain restrictions on the declaration and payment of dividends on, or the making of any distribution to the holders of, or the acquisition of, any shares of Common Stock.

                                           1999                      1998
         -----------------------------------------------------------------------
           Price range of           High          Low         High          Low
           Common Stock
         -----------------------------------------------------------------------

              First quarter         2.688        1.188        3.875        1.000

              Second quarter        2.531        1.375        5.250        2.531

              Third quarter         2.438        1.562        3.188        1.125

              Fourth quarter        2.000        1.281        1.938        0.781


Item 6.  SELECTED FINANCIAL DATA.


FIVE-YEAR FINANCIAL SUMMARY
In thousands, except per share                        Reorganized Company          |              Predecessor Company
amounts, percentages and ratios          ------------------------------------------|-----------------------------------------------
                                               1999           1998           1997  |        1997           1996            1995
-----------------------------------------------------------------------------------|-----------------------------------------------
                                                                                   |
Net sales and other income (a)           $   1,813,347    $ 1,909,860  $        N/A|  $  2,290,215   $   2,650,905    $  2,685,670
Cost of merchandise sold                     1,333,968      1,420,787           N/A|     1,676,658       1,906,734       1,912,620
Selling, general and administrative            420,382        443,031           N/A|       555,745         611,357         616,775
Reorganization items (b)                            --             --           N/A|        25,455              --              --
Fresh-start revaluation (b)                         --             --           N/A|       355,559              --              --
Special charges (credits),                                                         |
   net (c) and (d)                              (4,315)         7,421           N/A|        73,539          68,151         153,667
Depreciation and amortization                   40,167         37,044           N/A|        54,182          59,125          63,170
Interest expense                                35,763         37,162           N/A|        61,251          60,488          61,067
Interest income (e)                                 --             --           N/A|            --           4,900              --
                                         ------------------------------------------|-----------------------------------------------
Income (loss) before income taxes              (12,618)       (35,585)          N/A|      (512,174)        (49,780)       (121,629)
Federal and state income taxes (e)              (5,211)       (13,218)          N/A|       (90,406)        (30,702)         (4,911)
                                         ------------------------------------------|-----------------------------------------------
Income (loss) before equity in loss of                                             |
   joint venture and extraordinary item         (7,407)       (22,367)          N/A|      (421,768)        (19,078)       (116,718)
Equity in loss of joint venture (f)                 --             --           N/A|            --              --         (11,831)
Extraordinary items (g)                           (729)            --           N/A|       133,176              --              --
                                         ------------------------------------------|-----------------------------------------------
Net income (loss)                        $      (8,136)   $   (22,367) $        N/A|  $   (288,592)  $     (19,078)   $   (128,549)
                                         ==========================================|===============================================
                                                                                   |
Net loss per common share-basic and                                                |
   diluted                               $       (0.41)   $     (1.12)          N/A|
Weighted average common                                                            |
   shares outstanding                           20,000         20,000           N/A|
Current ratio                                     2.53           2.09          2.15|           N/A            1.41            1.29
Working capital                          $     225,737    $   197,226  $    258,405|           N/A   $     131,004    $     98,400
Total assets                             $     728,391    $   747,312  $    911,341|           N/A   $   1,293,118    $  1,344,436
Long-term debt                           $     374,154    $   336,557  $    424,031|           N/A   $     618,667    $    608,627
Stockholders' equity                     $     153,297    $   161,433  $    183,800|           N/A   $     289,731    $    308,163
Capital expenditures                     $      47,213    $    26,864  $        N/A|  $     65,601   $      43,985    $     70,706
Income from operations before interest,                                            |
   depreciation and amortization (h)     $      62,847    $    50,482  $        N/A|  $     68,505   $     138,661    $    156,275


(a) Net sales and other income include gains of $2.3 million in 1996 related to settlements of 1995 fire losses.

(b) In connection with its Chapter 11 filing on July 21, 1997, discussed at Note B, the Company recorded reorganization items in 1997. The Company also adopted fresh-start accounting, discussed at Note C, as of November 29, 1997, as a result of its emergence from bankruptcy under its plan of reorganization effective date, December 2, 1997.

(c) In 1999, special charges consisted of costs associated with the closing of six stores and the elimination of administrative staff; special credits consisted of a curtailment gain as a result of freezing benefits under the Company's pension plan. Special charges for 1998 consisted of costs associated with the elimination of staff at the Company's headquarters and regional administration centers and the closing of eight stores. Special charges for 1997 and 1996 consisted of costs associated with the closing of 29 stores and nine stores, respectively. Special charges for 1995 consisted of restructure costs associated with the closing of six stores, the sale of a distribution center and the reorientation of several stores to concentrate on the professional customer.

(d) Asset impairment charges for 1997 and 1996 consist of a reduction of goodwill and certain real estate carrying values, net of amounts estimated to be recoverable, and the recording of a liability for future store lease payments.

(e) During 1996, the Company recorded a federal income tax benefit of $23.7 million and related interest income of $4.9 million pursuant to legislation and a settlement with the Internal Revenue Service.

(f) During 1995, the Company recorded an $8.0 million loss on the sale of its Mexican joint venture investment.

(g) During 1999 and 1997, the Company recorded a $0.7 million and $5.0 million charge, after tax, related to the early extinguishment of debt, respectively, and a $138.2 million extraordinary gain, after tax, related to debts discharged in its Chapter 11 reorganization during 1997.

(h) Income from operations before interest, depreciation and amortization is utilized by the Company as a measure for managing cash flow in its day-to-day operations. The amounts are before the special charges and asset impairment charges, reorganization items, and fresh-start revaluation. Inventory write-downs in 1999, 1998, 1997 and 1996 of $3.4 million, $4.4 million, $10.7 million and $5.8 million, respectively, related to the closing of five, eight, 29 and nine underperforming stores, respectively, are also excluded. Income from operations before interest, depreciation and amortization is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. As presented, this indicator may not be comparable to similarly titled measures reported by other companies and may not necessarily be an accurate means of comparison between all companies, since not all companies necessarily calculate this indicator in an identical manner. Income from operations before interest, depreciation and amortization is not intended to represent cash flows for the period or funds available for management's discretionary use. Nor has
     it been  represented  as  an  alternative  to  operating   income  as  an
     indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.



FIVE-YEAR OPERATIONAL SUMMARY
Average sales per facility, number
of customers, gross square feet and                 Reorganized Company         |                Predecessor Company
retail square feet are in thousands            ---------------------------------|-------------------------------------------------
                                                    1999             1998       |     1997            1996 (a)           1995
--------------------------------------------------------------------------------|-------------------------------------------------
                                                                                |
                                                                                |
Number of retail facilities                            151              161     |         164              192               206
Average same-store sales per facility           $   11,975       $   11,711     |  $   12,600       $   13,107        $   13,114
Number of customers                                 38,769           42,741     |      50,743           56,736            59,685
Average sales per customer                      $    46.72       $    44.61     |  $    45.04       $    45.81        $    44.91
Number of employees                                 10,146           10,930     |      12,782           16,664            18,122
Average sales per employee                      $  174,740       $  171,316     |  $  162,099       $  152,228        $  147,894
Gross square feet (total)                           14,080           14,491     |      15,550           17,578            19,453
Retail square feet (inside)                          4,854            5,251     |       5,334            6,209             6,740
Sales per retail square foot                    $   365.25       $   356.59     |  $   388.44       $   408.56        $   397.65
Percent decrease in same-store sales                (0.8)%           (7.3)%     |      (6.6)%           (2.5)%            (4.5)%


(a) Fiscal 1996 was a 53-week year.  All 1996 data  has  been  computed  on   a
    52-week basis.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         The  following  discussion  of the  Company's  financial  condition and results of operations should be read in conjunction with the Financial Statements and notes thereto found beginning at page F-1 in this Form 10-K. The Company has implemented the required accounting for entities emerging from bankruptcy under Chapter 11, Title 11 of the United States Code ("Chapter 11") in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("fresh-start reporting") and reflected the effects of such adoption in the balance sheet as of November 29, 1997. Under fresh-start reporting, the balance sheet of November 29, 1997, became the opening balance sheet of the Reorganized Company. The financial statements of the Predecessor Company prior to November 29, 1997, are not comparable in material respects to the financial statements of the Reorganized Company.

Operating Data
                                                                                                              |      Predecessor
                                                                                    Reorganized  Company      |       Company
                                                                               -------------------------------|--------------------
                                                                                     Fiscal Year Ended        |  Fiscal Year Ended
                                                                               -------------------------------|--------------------
percent of net sales                                                            Nov. 27,         Nov. 28,     |      Nov. 29,
                                                                                  1999             1998       |        1997
                                                                               -------------------------------|--------------------
                                                                                                              |
                                                                                                              |
Net sales.......................................................                  100.0 %           100.0 %   |      100.0 %
Other income....................................................                    0.1               0.1     |        0.2
Cost of merchandise sold........................................                   73.6              74.5     |       73.4
Selling, general and administrative.............................                   23.2              23.2     |       24.3
Special charges (credits), net..................................                   (0.2)              0.4     |        3.2
Reorganization items............................................                    --                --      |        1.1
Fresh-start revaluation.........................................                    --                --      |       15.6
Provision for depreciation and amortization.....................                    2.2               1.9     |        2.3
Interest expense................................................                    2.0               2.0     |        2.7
Loss before income taxes........................................                   (0.7)             (1.9)    |      (22.4)
                                                                                                              |
Federal and state income taxes..................................                   (0.3)             (0.7)    |       (4.0)
Loss before extraordinary items.................................                   (0.4)             (1.2)    |      (18.4)
                                                                                                              |
Extraordinary items.............................................                    --                --      |        5.8
Net loss........................................................                   (0.4) %           (1.2) %  |      (12.6) %


Sales

         Net sales for fiscal 1999 decreased 0.8% on a same-store basis from fiscal 1998 and decreased 5.0% in total. Same-stores are those open one full year. The sales decrease, in total, is a result of closing 12 stores in fiscal 1999 and four stores in fiscal 1998 whose sales were $38.4 million and $120.1 million for fiscal 1999 and 1998, respectively. On a same-store basis, sales to professional customers increased 7.3%, while sales to the do-it-yourself customer declined by 9.0%. Same-store sales for the second half of the year were negatively impacted by competitive pressures, particularly from store closing activities related to a major competitor, and falling wood prices. To address the decrease in same-store sales to do-it-yourself customers, the Company intends to improve its assortments and in-stock position.

         Net sales for fiscal 1998 decreased 16.6% in total from fiscal 1997 and 7.3% on a same-store basis. The sales decrease, in total, is a result of closing four stores in fiscal 1998 and 30 stores in fiscal 1997 whose sales were $34.4 million and $269.2 million for fiscal 1998 and 1997, respectively. Management believes continuing competitive pressure and the lingering effects of the Chapter 11 filing contributed to sales declines throughout 1998, although same-store sales have improved steadily in the last three quarters of 1998--from a 13.2% decrease in the second quarter, to a 6.7% decrease in the third quarter, to a 1.1% decrease in the fourth quarter. On a same-store basis, sales to professional customers were flat, while sales from the consumer side of the business decreased 13.7% in fiscal 1998.

Costs and Expenses

         The cost of merchandise sold, as a percent of sales, was 73.6% in fiscal 1999, 74.5% in fiscal 1998, and 73.4% in fiscal 1997. Inventory write-downs related to store closings of $3.9 million, $4.4 million, and $10.7 million for fiscal 1999, 1998 and 1997, respectively, was 0.2%, 0.2% and 0.5% of sales, respectively. Excluding the effects of inventory write-downs related to store closings, the decrease in cost of merchandise sold as a percent of sales during 1999 was primarily due to improved product acquisition costs and reduced promotional activities. Excluding the effects of inventory write-downs related to store closings, the increase in cost of merchandise sold as a percent of sales during 1998 was primarily due to more competitive pricing designed to regain customer traffic lost during the Chapter 11 period of 1997. Cost of merchandise sold in fiscal 1999, 1998, and 1997 benefited from a $0.9 million, $2.4 million, and a $0.7 million LIFO credit, respectively, related to liquidations of LIFO inventories and deflation.

         Selling, general and administrative expenses, as a percent of sales, were 23.2%, 23.2%, and 24.3% for fiscal 1999, 1998, and 1997, respectively. The 1999 reductions in selling, general and administrative expenses, in dollars, were primarily the result of closed stores. The 1998 reductions in selling, general and administrative expenses, both in dollars and as a percent of sales, were primarily the result of closed stores, as well as initiatives undertaken in 1998 to reduce store as well as corporate level personnel costs.

         During the second quarter of 1999, a non-cash curtailment gain of $10.6 ($6.2 million after tax) was recorded in connection with freezing the Company's non-contributory defined benefit plan. Special charges of $5.2 million ($3.1 million after tax) and $1.1 million ($0.6 million after tax) were recorded in the second and fourth quarters of 1999, respectively, in connection with the closing of five stores and the closing of an additional store as well as the elimination of administrative staff, respectively. A special charge of $5.6 million ($3.5 million after tax) was recorded in the first quarter of 1998 for severance costs related to the elimination of staff at the Company's home office and regional administrative centers. In addition, special charges of $0.8 million ($0.5 million after tax) and $1.0 million ($0.6 million after tax) were recorded in the third and fourth quarters of 1998, respectively, in connection with the closing of three and five stores, respectively. A special charge of $13.1 million ($8.1 million after tax), primarily a cash charge, was recorded in the third quarter of fiscal 1997 to reflect real estate disposal and severance costs related to the closing of 29 underperforming stores as part of the Company's reorganization under Chapter 11. The Company also recorded an asset impairment charge of $60.5 million ($43.9 million after tax) in the third quarter of 1997. The Company included in its review of impaired assets underperforming stores and determined that certain additional assets were impaired, including assets related to 29 stores, which the Company closed. The asset impairment charges were recorded after considering current and expected future operating cash flows for certain stores together with the proceeds the Company could expect to receive upon the sale of these assets. The Company will continue to review assets for impairment, particularly given the ongoing competitive environment for building materials retailing. Additional details on the special charges are set forth in Note J to the Financial Statements.

         In connection with its Chapter 11 filing, the Company recorded reorganization items of $25.5 million during fiscal 1997. Additional details on the reorganization items are set forth in Note I to the Financial Statements. The Company also recorded fresh-start revaluation charges of $355.6 million in fiscal 1997. See Note C to the Financial Statements for more details on fresh-start reporting and these related charges.

         The provision for depreciation and amortization for fiscal 1999 increased compared to fiscal 1998 primarily due to a $3.1 million ($1.8 million after tax) depreciation charge for accelerated depreciation on certain leasehold improvements and assets related to closed stores. The provision for depreciation and amortization for fiscal 1998 decreased compared to fiscal 1997 primarily because goodwill was written off and assets were written down in fresh-start reporting related to the Company's emergence from reorganization under Chapter
11. In addition, assets were removed from service in connection with store closings mentioned above.

         Interest expense decreased to $35.8 million in fiscal 1999 compared to $37.2 million in fiscal 1998 due primarily to lower borrowing levels in 1999 and, to some extent, lower rates in 1999. Interest expense decreased $24.1 million in fiscal 1998 compared to fiscal 1997 due primarily to lower levels of debt resulting from the cancellation of indebtedness in connection with the Chapter 11 reorganization.

         The effective tax rates for fiscal 1999 and 1998 were different from the 35% statutory rate primarily because of state income taxes. The effective tax rates for fiscal 1997 differed from the 35% statutory rate primarily due to the effect of goodwill amortization and the write-off of goodwill, both of which are non-deductible for income tax purposes.

Net Income (Loss)

         The Company had losses before extraordinary items of $7.4 million in 1999 compared to $22.4 million in 1998 and $421.8 million in 1997. The 1999 loss before extraordinary items reflects special charges for store closings, a special credit related to the freezing of the defined benefit pension plan, and accelerated depreciation, discussed above. The 1998 loss before extraordinary items reflects the special charges for severance and store closings, discussed above. The 1997 loss before extraordinary items reflects reorganization items, fresh-start revaluation charges, store closing charges, and an asset impairment charge, all discussed above. Excluding the non-routine items recorded during fiscal 1999, 1998, and 1997, net loss for these years would have been $5.8 million, $14.9 million and $35.5 million, respectively.

Comparative Operating Data
                                                       Reorganized Company                        |       Predecessor Company
                            ----------------------------------------------------------------------|---------------------------------
                                                       Fiscal Year Ended                          |         Fiscal Year Ended
                            ----------------------------------------------------------------------|---------------------------------
                                     November 27, 1999                   November 28, 1998        |         November 29, 1997
                            ----------------------------------- ----------------------------------|---------------------------------
In thousands                    Pro Forma         Historical          Pro Forma      Historical   |    Pro Forma      Historical
                               (Excluding         (Including         (Excluding      (Including   |   (Excluding      (Including
                                Non-Routine        Non-Routine        Non-Routine    Non-Routine  |    Non-Routine     Non-Routine
                                Items)             Items)             Items)         Items)       |    Items)          Items)
                            ----------------   ---------------- ------------------ ---------------|----------------  ---------------
                                                                                                  |
Net sales and other income    $ 1,811,365       $ 1,811,365          $ 1,906,862     $ 1,906,862  |  $ 2,290,215      $ 2,290,215
Income (loss) from operations                                                                     |
 before interest, depreciation                                                                    |
 and amortization             $    62,847       $    58,997          $    50,482     $    46,042  |  $    68,505      $  (396,741)
Net income (loss)             $    (5,837)      $    (8,136)         $   (14,913)    $   (22,367) |  $   (35,451)     $  (288,592)

Financing Activities

         On November 17, 1999, the Company completed a three-year $260 million revolving secured loan agreement with a new lender (the "1999 Credit Agreement"). A portion of the proceeds was used to retire the existing revolving credit facility and to reduce its existing term loan (the "1997 Credit Agreement"). These payments allowed the Company to secure an amendment to the 1997 Credit Agreement that removed all current and future financial performance covenants, thereby improving its operating flexibility. Also, semi-annual principal payments on the remainder of the 1997 Credit Agreement term loan were deferred to the year 2001. The 1999 Credit Agreement and the 1997 Credit Agreement are described in more detail in Note D to the Financial Statements.

         At November 27, 1999, and November 28, 1998, the Company had approximately $377.4 million and $347.6 million, respectively, of indebtedness. The Company expects from time to time to incur additional seasonal indebtedness.


Liquidity and Capital Resources

         The Company's principal source of cash is from operations. Cash used in operating activities was $2.4 million in fiscal 1999, compared to cash provided by operating activities of $53.1 million for fiscal 1998, and $35.1 million for fiscal 1997. The 1999 decrease in cash from operating activities was primarily caused by decreased other current liabilities due to store closings. The 1998 increase in cash provided by operating activities was primarily due to lower 1998 interest costs resulting from the cancellation of indebtedness in connection with the Chapter 11 reorganization. Cash provided by operating activities in 1997 benefited from the compromise and extinguishment of general unsecured claims, including trade accounts payable, pursuant to the Plan of Reorganization that would have otherwise required cash. During 1999, 1998, and 1997, the Company used cash of approximately $1.9 million, $12.5 million, and $14.2 million, respectively, in operating activities related to special charges. In fiscal 1998, the Company used cash of $10.2 million for costs related to the Chapter 11 filing. Additionally, $5.7 million of cash was used in fiscal 1998 to pay severance costs related to the elimination of staff at the Company's headquarters and regional administrative centers and to effect the store closings announced in September 1998.

         Borrowings are available under the 1999 Credit Agreement to supplement cash generated by operations. At November 27, 1999, $35.0 million was available for borrowing. Working capital was $225.7 million and $197.2 million at the end of fiscal 1999 and 1998, respectively. The current ratio was 2.53 to 1 and 2.09 to 1 at the end of fiscal 1999 and 1998, respectively. The primary reasons for the increase in working capital and the current ratio was decreased other current liabilities. During the peak selling months of May through September, inventory is financed by cash from operations and trade accounts payable. During the seasonally low sales months of December through February, inventory is financed by cash from operations, trade accounts payable and borrowings under the 1999 Credit Agreement, as needed.

         During fiscal 1999 and 1998, the Company's primary investing activities were capital expenditures principally for the renovation of existing stores and additional equipment. The Company spent approximately $47.2 million, $26.9 million, and $65.6 million in fiscal 1999, 1998, and 1997, respectively, for renovation of existing stores, additional equipment and software. Fiscal 1999 expenditures also include those for improved technology as well as the second quarter purchase of ten previously leased stores for approximately $14.4 million. For fiscal 1998, the Company ceased spending for strategic initiatives while it analyzed its competitive positioning in the market and related capital expenditures. During 1999 and 1998, the Company sold 17 and 26 real estate properties, respectively, related to stores previously closed for approximately $20.9 million and $41.6 million of cash proceeds, respectively, which were applied to outstanding debt. Sale of closed store properties will continue in fiscal 2000. In fiscal 1998, the Company also received $5.8 million from the surrender of certain life insurance policies related to a terminated benefit plan. The Company's approximately $29.0 million 2000 capital expenditure budget consists primarily of improved technology, 30 to 35 store remodels, new stores, additional manufacturing capabilities and routine maintenance. Capital expenditures in 2000 will be financed with funds generated from operations, sales of real estate, and borrowings under the 1999 Credit Agreement.

         The Company's most significant financing activity is and will continue to be the retirement of indebtedness. The Company's consolidated indebtedness is and will continue to be substantial. Management believes that cash flow generated from operations, borrowings available under the 1999 Credit Agreement, and other lease financing sources should provide sufficient liquidity to meet all cash requirements for the next 12 months. As a result of the Chapter 11 filing, trade creditors significantly shortened credit terms. The Company believes that progress with regard to lengthening terms and reestablishing trade credit is continuing, but availability of trade credit cannot be assured.


Petition For Relief Under Chapter 11

         On July 21, 1997, the Company filed a voluntary petition to reorganize under Chapter 11 and filed a plan of reorganization for its emergence from Chapter 11 (the "Plan" or "Plan of Reorganization") as well as a Disclosure Statement. The Company operated its business as a debtor-in-possession, subject to the jurisdiction of the Court, while pursuing its reorganization plan to restructure the Company's capitalization. The Chapter 11 filing resulted in an automatic stay of the commencement or prosecution of claims against the Company that arose before the petition date. The Plan became effective December 2, 1997 (the "Effective Date").
For a summary description of the Plan, see Note B to the Financial Statements.


New Accounting Pronouncements

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair market values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company will adopt SFAS 133 during the first quarter of fiscal 2001 and does not presently believe that it will have a significant effect on its financial statements.


Effects of Inflation

         The Company experienced slight deflation in its non-lumber inventories during fiscal 1999, 1998, and 1997. Approximately 79% of the Company's inventory is valued using the LIFO inventory accounting method; therefore, current costs are reflected in the cost of merchandise sold, rather than in inventory balances.


The Year 2000 Issue

The Year 2000 issue was the result of computer programs being written using two digits rather than four digits to define the applicable year. Any programs that have time-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000. If not remedied, this could have resulted in system failure or miscalculations.

         The Company assessed the impact of the Year 2000 on its computer systems, both hardware and software, and developed a plan to timely address the Year 2000 issue. The Company spent approximately $4.7 million in the execution of the Year 2000 plan. Most of such expenditures were charged to expense as incurred. To date there have been no material adverse consequences, nor does the Company believe that there will be any future material adverse consequences to the Company's business, operations, or financial condition from the Year 2000 issue. However, there can be no assurances that failure to address the Year 2000 issue by a third party on whom the Company's systems rely, will not have a material adverse effect on the Company.

Forward-Looking Statements

         Statements above in the subsections entitled "Sales," "Costs and Expenses," "Liquidity and Capital Resources," "New Accounting Pronouncements," and "The Year 2000 Issue," such as "unlikely", "intend", "estimated", "believe", "expect", "anticipate" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance.

         Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of the Company and investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of customer demand; stability of the work force; supplier support; consumer spending and debt levels; interest rates; housing activity; lumber prices; product mix; growth of certain market segments; weather; an excess of retail space devoted to the sale of building materials; the successful implementation of an Internet ordering system; the success of the Company's strategy, including its e-commerce opportunities; and successful completion of the new credit service agreement implementation. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, copies of which are available from the Company without charge or on the Company's web site, www.payless.cashways.com.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's most significant market risk exposure is changing interest rates. To manage this potential risk, the Company may use interest rate swap agreements to limit the effect of increases in the interest rates on variable debt by fixing the rate without the exchange of the underlying principal or notional amount. Net amounts paid or received are added to or deducted from interest expense in the period accrued. The table below provides information about the Company's variable rate debt obligations and presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company does not hold or issue derivative instruments for trading purposes.

  Expected                Principal Due on                       Weighted
 Maturity Date           Variable Rate Debt                Average Interest Rate
--------------           ------------------                ---------------------
                           In thousands

    2000                   $     3,100                                  10.48  %
    2001                        10,000                                   8.11  %
    2002                       282,801                                   8.67  %
    2003                            --                                     --  %
    2004                        80,586                                  10.48  %
                           -----------                                  --------
   Total                   $   376,487                                   9.06  %
                           ===========                                 =========

   Fair Value              $   376,487                                   9.06  %
                           ===========                                 =========


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The independent auditors' report, financial statements, and notes thereto are listed in the Index to Financial Statements and Financial Statement Schedule at page F-1 of this report and begin on page F-2.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.

Item 11.  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         14 (a) (1)   Financial Statements.

         The financial statements and notes thereto are listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this report and begin on page F-2.

         14 (a) (2)   Financial Statement Schedule.

         The financial statement schedule is listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this report and is found on page F-23.

         14 (a) (3)   Exhibits.

         Exhibits are as set forth in the Index to Exhibits on page E-1 of this report.

         14 (b)       Reports on Form 8-K.

         The Registrant has filed one report on Form 8-K during the quarter ended November 27, 1999. The report was dated November 17, 1999, and contained
Item 5, Other Events, and Item 7, Financial Statements and Exhibits. No financial statements were filed with this report.

         14 (c)       Exhibits.

         Exhibits are as set forth in the Index to Exhibits on page E-1 of this report.

         14 (d)       Financial Statement Schedule.

         The financial statement schedule is listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this report and is found on page F-23.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Payless has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PAYLESS CASHWAYS, INC.
                             (Registrant)
                              By /s/Millard E. Barron
                              Millard E. Barron, Principal Executive Officer

Dated:  February 16, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Payless and in the capacities and on the dates indicated.

              Signature                                        Title                                     Date
             ---------------------------           ---------------------------------------           -----------------
              /s/Millard E. Barron
              Millard E. Barron                    President, Chief Executive Officer and            February 16, 2000
                                                   Director
                                                   (Principal Executive Officer)

              /s/Peter G. Danis
              Peter G. Danis                       Non-Executive Chairman of the                     February 16, 2000
                                                   Board

              /s/H. D. Cleberg
              H. D. Cleberg                        Director                                          February 16, 2000

              /s/David G. Gundling
              David G. Gundling                    Director                                          February 16, 2000

              /s/Max D. Hopper
              Max D. Hopper                        Director                                          February 16, 2000

              /s/Donald E. Roller
              Donald E. Roller                     Director                                          February 16, 2000

              /s/Peter M. Wood
              Peter M. Wood                        Director                                          February 16, 2000

              /s/Timothy R. Mertz
              Timothy R. Mertz                     Vice President-Treasury                           February 16, 2000
                                                   and Acting Chief Financial Officer
                                                   (Principal Financial Officer and
                                                   Principal Accounting Officer)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS:

Independent Auditors' Report.                                                F-2

Management's Letter re Responsibility for Financial Statements               F-3

Statements of Operations--fiscal years ended November 27, 1999,
   November 28, 1998, and November 29, 1997.                                 F-4

Balance Sheets--November 27, 1999, and November 28, 1998.                    F-5

Statements of Cash Flows--fiscal years ended November 27, 1999,
   November 28, 1998, and November 29, 1997.                                 F-6

Statements of Stockholders' Equity--fiscal years ended November 27, 1999,
   November 28, 1998, and November 29, 1997.                                 F-7

Notes to Financial Statements.                                               F-8


FINANCIAL STATEMENT SCHEDULE:

II - Valuation and Qualifying Accounts.                                     F-23

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                            [Letterhead of KPMG LLP]


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Payless Cashways, Inc.:

We have audited the accompanying balance sheets of Payless Cashways, Inc. as of November 27, 1999 and November 28, 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended November 27, 1999. In connection with our audits of the financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended November 27, 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Payless Cashways, Inc. as of November 27, 1999 and November 28, 1998 and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended November 27, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note C to the financial statements, the financial statements reflect the application of fresh-start reporting as of November 29, 1997 and, therefore, are not comparable in all respects to the financial statements for periods prior to such date.


                                    /S/ KPMG  LLP

January 14, 2000

RESPONSIBILITY FOR FINANCIAL STATEMENTS


The financial statements of Payless Cashways, Inc. have been prepared by management in accordance with generally accepted accounting principles and necessarily include amounts based on management's judgment and best estimates. The presentation, integrity and consistency of the financial statements are the responsibility of management.

The financial statements have been audited by KPMG LLP, independent auditors. Their responsibility is to audit the Company's financial statements in accordance with generally accepted auditing standards and to express their opinion on these statements with respect to fairness of presentation of the Company's financial position, results of operations and cash flows.

To fulfill its responsibilities, management has developed a system of internal controls designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorizations and financial records provide a reliable basis for preparing financial statements and other data. Management believes the controls in place are sufficient to provide this reasonable assurance. The controls include careful selection and training of qualified personnel, appropriate division of responsibilities, communication of written policies and procedures throughout the Company and a program of internal audits.

The Board of Directors, through its Audit Committee composed of Directors who are neither officers nor employees of the Company, is responsible for the maintenance of a strong control environment and quality financial reporting. The Board, on the recommendation of the Audit Committee, selects and engages the independent auditors. The Audit Committee meets periodically with management, the independent auditors and internal auditors to discuss the results of both independent and internal audits, the adequacy of internal controls and financial reporting matters. The independent auditors and the internal auditors have direct access to the Audit Committee without the presence of management, when deemed appropriate.


STATEMENTS OF OPERATIONS
                                                                                    Reorganized              |     Predecessor
                                                                                      Company                |       Company
                                                                       --------------------------------------|--------------------
                                                                                 Fiscal Year Ended           |Fiscal Year Ended
                                                                       --------------------------------------|--------------------
                                                                        November 27,         November 28,    |    November 29,
In thousands, except per share amounts                                      1999                 1998        |        1997
-------------------------------------------------------------------------------------------------------------|--------------------
                                                                                                             |
                                                                                                             |
Income                                                                                                       |
     Net sales                                                         $    1,811,365        $   1,906,862   |    $   2,285,281
     Other income                                                               1,982                2,998   |            4,934
                                                                       --------------------------------------|--------------------
                                                                            1,813,347            1,909,860   |        2,290,215
Costs and expenses                                                                                           |
     Cost of merchandise sold                                               1,333,968            1,420,787   |        1,676,658
     Selling, general and                                                                                    |
         administrative--Notes G and H                                        420,382              443,031   |          555,745
     Special (credits) charges, net--Notes G and J                             (4,315)               7,421   |           73,539
     Reorganization items--Note I                                                  --                   --   |           25,455
     Fresh-start revaluation--Note C                                               --                   --   |          355,559
     Provision for depreciation and amortization                               40,167               37,044   |           54,182
     Interest expense (contractual interest of                                                               |
         $66,973 in 1997)--Note D                                              35,763               37,162   |           61,251
                                                                       --------------------------------------|--------------------
                                                                            1,825,965            1,945,445   |        2,802,389
                                                                       --------------------------------------|--------------------
                                                                                                             |
                                       LOSS BEFORE INCOME TAXES               (12,618)             (35,585)  |         (512,174)
                                                                                                             |
Federal and state income taxes--Note F                                         (5,211)             (13,218)  |          (90,406)
                                                                       --------------------------------------|--------------------
                                                                                                             |
                                LOSS BEFORE EXTRAORDINARY ITEMS                (7,407)             (22,367)  |         (421,768)
                                                                                                             |
Extraordinary items, net of income taxes--Notes C and D                          (729)                  --   |          133,176
                                                                       --------------------------------------|--------------------
                                                                                                             |
                                                       NET LOSS        $       (8,136)       $     (22,367)  |    $    (288,592)
                                                                       ======================================|====================
                                                                                                             |
Weighted average common shares outstanding                                     20,000        $      20,000   |
                                                                       --------------------------------------|
                                                                                                             |
Loss per common share before extraordinary item-basic and diluted      $        (0.37)       $       (1.12)  |
                                                                                                             |
Extraordinary items, net of income taxes                                        (0.04)                  --   |
                                                                       --------------------------------------|
                                                                                                             |
Net loss per common share-basic and diluted--Notes A and E             $        (0.41)       $       (1.12)  |
                                                                       ======================================|





See notes to financial statements

BALANCE SHEETS
                                                                                                Reorganized Company
                                                                                      -----------------------------------
                                                                                       November 27,          November 28,
In thousands                                                                               1999                  1998
-------------------------------------------------------------------------------------------------------------------------

ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                                                    $      1,111          $      1,950
         Merchandise inventories--Notes A and D                                            349,332               349,452
         Prepaid expenses and other current assets                                          22,013                17,506
         Income taxes receivable--Note F                                                       679                 1,338
         Deferred income taxes--Note F                                                          --                 8,026
                                                                                      -----------------------------------
                                                      TOTAL CURRENT ASSETS                 373,135               378,272

     OTHER ASSETS
         Real estate held for sale--Notes A and J                                            8,851                13,102
         Deferred financing costs--Notes A and D                                             3,944                 3,319
         Other                                                                               1,549                 1,677

     LAND, BUILDINGS, EQUIPMENT AND SOFTWARE--Notes A and D
         Land and land improvements                                                        100,741                99,402
         Buildings                                                                         225,945               225,426
         Equipment                                                                          46,865                39,114
         Capitalized software                                                               19,382                 7,367
         Automobiles and trucks                                                             11,916                 8,439
         Construction in progress                                                            2,963                 5,487
         Allowance for depreciation and amortization                                       (66,900)              (34,293)
                                                                                      -----------------------------------
                             TOTAL LAND, BUILDINGS, EQUIPMENT AND SOFTWARE                 340,912               350,942
                                                                                      -----------------------------------
                                                                                      $    728,391          $    747,312
                                                                                      ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Current portion of long-term debt--Note D                                    $      3,265          $     11,068
         Trade accounts payable                                                             51,480                52,325
         Salaries, wages and bonuses                                                        11,899                12,253
         Accrued vacation expense                                                            9,471                12,045
         Accrued pension expense--Note G                                                    14,765                24,298
         Other accrued expense--Notes G and J                                               40,732                53,432
         Taxes, other than income taxes                                                     11,778                13,275
         Income taxes payable--Note F                                                        1,851                 2,350
         Deferred income taxes--Note F                                                       2,157                    --
                                                                                      -----------------------------------
                                                 TOTAL CURRENT LIABILITIES                 147,398               181,046

     LONG-TERM DEBT, less portion classified as current
         liability--Note D                                                                 374,154               336,557

     NON-CURRENT LIABILITIES
         Deferred income taxes--Note F                                                      31,263                47,142
         Other--Note G                                                                      22,279                21,134

     STOCKHOLDERS' EQUITY--Notes A, B and E
         Common stock, $.01 par value, 50,000,000 shares authorized,
           20,000,000 shares issued                                                            200                   200
         Additional paid-in capital                                                        183,600               183,600
         Accumulated deficit                                                               (30,503)              (22,367)
                                                                                      -----------------------------------
                                                TOTAL STOCKHOLDERS' EQUITY                 153,297               161,433
                                                                                      -----------------------------------
     COMMITMENTS AND CONTINGENCIES--Notes G and H
                                                                                      $    728,391          $    747,312
                                                                                      ===================================

See notes to financial statements


STATEMENTS OF CASH FLOWS

                                                                                       Reorganized           |      Predecessor
                                                                                         Company             |        Company
                                                                         ------------------------------------|----------------------
                                                                                    Fiscal Year Ended        |   Fiscal Year Ended
                                                                         ------------------------------------|----------------------
                                                                            November 27,       November 28,  |     November 29,
In thousands                                                                    1999               1998      |         1997
-------------------------------------------------------------------------------------------------------------|----------------------
                                                                                                             |
                                                                                                             |
Cash Flows from Operating Activities                                                                         |
      Net loss                                                           $     (8,136)         $    (22,367) |     $   (288,592)
      Adjustments to reconcile net loss                                                                      |
          to net cash provided by operating activities:                                                      |
        Depreciation and amortization                                          40,167                37,044  |           54,182
        Deferred income taxes                                                  (5,696)              (11,007) |          (72,237)
        Non-cash interest                                                       2,079                   829  |            5,031
        Special charges (credits), net--Note J                                 (4,315)                7,421  |           73,539
        Non-cash extraordinary items--Notes C and D                               729                    --  |         (133,176)
        Non-cash reorganization items--Note I                                      --                    --  |            2,481
        Fresh-start revaluation--Notes B and C                                     --                    --  |          355,559
        Other                                                                     392                   452  |           (1,467)
      Changes in assets and liabilities:                                                                     |
        Decrease in merchandise inventories                                       120                65,430  |            7,462
        (Increase) decrease in prepaid expenses                                                              |
             and other assets                                                  (4,507)                 (901) |            6,926
        Decrease (increase) in income taxes receivable                            659                30,882  |          (14,505)
        (Decrease) increase in trade accounts payable                            (845)              (23,258) |           44,252
        Decrease in other current liabilities                                 (23,096)              (31,380) |           (4,359)
                                                                         ------------------------------------|----------------------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                        (2,449)               53,145  |           35,096
                                                                                                             |
Cash Flows from Investing Activities                                                                         |
      Additions to land, buildings, equipment and software                    (47,213)              (26,864) |          (65,601)
      Proceeds from sale of land, buildings and equipment                      22,457                43,987  |           18,775
      Acquisition of business, excluding working capital:                                                    |
        Purchase price in excess of net assets acquired                            --                    --  |           (1,015)
      Decrease (increase) in other assets                                         128                 7,029  |           (1,141)
                                                                         ------------------------------------|----------------------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (24,628)               24,152  |          (48,982)
                                                                                                             |
Cash Flows from Financing Activities                                                                         |
      Net (payments) proceeds related to revolving credit                                                    |
        facility--Note D                                                      251,386                (2,000) |           62,386
      Principal payments on long-term debt--Note D                           (221,592)              (83,760) |          (32,795)
      Fees and financing costs paid in connection with debt                                                  |
        refinancing--Notes A and D                                             (3,433)               (1,548) |           (3,365)
      Other                                                                      (123)                   --  |             (804)
                                                                         ------------------------------------|----------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        26,238               (87,308) |           25,422
                                                                         ------------------------------------|----------------------
                                                                                                             |
Net (decrease) increase in cash and cash equivalents                             (839)              (10,011) |           11,536
Cash and cash equivalents, beginning of period                                  1,950                11,961  |              425
                                                                         ------------------------------------|----------------------
Cash and cash equivalents, end of period                                 $      1,111          $      1,950  |     $     11,961
                                                                         ====================================|======================

See notes to financial statements


STATEMENTS OF STOCKHOLDERS' EQUITY
                                            Preferred       Common    Additional   Adjustment for
                                              Stock          Stock      Paid-in    Minimum Pension   Accumulated
In thousands                            $1.00 Par Value $.01 Par Value  Capital       Liability        Deficit        Total
------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1996                $  40,600     $    400     $ 487,728     $       --     $ (238,997)    $  289,731

   Net loss for the year                                                                              (288,592)      (288,592)
   Restricted Stock                                             --           131                                          131
   Issuance of Voting Common Stock
     under Director Deferred
     Compensation Plan                                          --            17                                           17
   Conversion of Non-Voting Class A
     Common Stock to Voting Common
     Stock--Note E                                              --                                                         --
   Minimum pension liability
     adjustment--Note G                                                                  (1,287)                       (1,287)
   Eliminate predecessor equity accounts
     in connection with fresh start
     reporting--Note C                        (40,600)        (400)     (487,876)         1,287        527,589             --
   Issuance of New Common
     Stock pursuant to Plan of
     Reorganization--Notes B, C and E                          200       183,600                                      183,800
                                            ----------------------------------------------------------------------------------

Balance at November 29, 1997                $      --     $    200     $ 183,600     $       --     $       --     $  183,800

   Net loss for the year                                                                               (22,367)       (22,367)
                                            ----------------------------------------------------------------------------------------

Balance at November 28, 1998                $      --     $    200     $ 183,600     $       --     $  (22,367)    $  161,433

   Net loss for the year                                                                                (8,136)        (8,136)
                                            ----------------------------------------------------------------------------------------

Balance at November 27, 1999                $      --     $    200     $ 183,600     $       --     $  (30,503)    $  153,297
                                            ========================================================================================


See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

Note A-Summary of Significant Accounting Policies

Description of Business: The Company is engaged in only one line of business--the retail sale of building materials and supplies. At November 27, 1999, the Company operated 151 stores in 18 states located in the Midwest,
Southwest,  Pacific  Coast,  and Rocky  Mountain  areas.  The Company's  primary customers include professionals and project-oriented do-it-yourselfers. In recent years, the building materials retailing industry has experienced increased levels of competition as several national chains have expanded their operations.

Fresh-Start Reporting: The Company has implemented the required accounting for entities emerging from bankruptcy in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and reflected the effects of such adoption in the balance sheet as of November 29, 1997. Under fresh-start reporting, the balance sheet of November 29, 1997, became the opening balance sheet of the Reorganized Company. The financial statements of the Predecessor Company are not comparable in material respects to the financial statements of the Reorganized Company. Accordingly, a vertical line is shown to separate financial information of the Predecessor Company and the Reorganized Company.

Use of Estimates and Other Uncertainties: In preparing the financial statements in conformity with generally accepted accounting principles, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's future results could be adversely affected by a number of factors, including: competitive pressure on sales and pricing from well-capitalized warehouse-format home centers; the Company's ability to effectively execute its business strategy; weather conditions; consumer spending and debt levels; interest rates; housing activity, including existing-home turnover and new-home construction; lumber prices; product mix; sales of real estate held for sale; and growth of certain market segments.

Merchandise Inventories: Inventories are stated at the lower of cost (approximately 79% at last-in, first-out method, and the remainder at first-in, first-out method) or market. Had the first-in, first-out method been used for all inventories, the carrying value of these inventories would have decreased approximately $3.3 million and $2.4 million at November 27, 1999, and November 28, 1998, respectively.

Property and Depreciation: Provisions for depreciation of land improvements, buildings and equipment are computed primarily by the straight-line method over the estimated useful lives of the assets or the terms of the related leases, which range from three to 39 years.

Provisions for amortization of capitalized software costs are computed by the straight-line method over the estimated useful lives of the assets, which range from two to 10 years. During 1999 and 1998, the Company capitalized software of $12.0 million and $3.5 million, respectively, and amortized $3.4 million, $3.9 million and $3.1 million of capitalized software expense for 1999, 1998 and 1997, respectively. Accumulated amortization was $5.4 million and $2.1 million at November 27, 1999 and November 28, 1998, respectively.

Deferred Financing Costs: Deferred financing costs are being amortized over the respective borrowing terms using the interest method.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of: The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Earnings Per Common Share: Basic earnings per common share has been computed based on the weighted-average number of common shares outstanding during the period. Dilutive earnings per common share is computed based on the weighted-average number of common shares plus potential common shares outstanding during the period, when dilutive, consisting of certain stock options. Given the net loss reported for the fiscal years ended November 27, 1999 and November 28, 1998, the impact of considering such stock options would be antidilutive.

Earnings per common share have not been computed for the Predecessor Company because, as described at Note B, Old Preferred Stock and Old Common Stock were canceled on the Plan Effective Date. Presentation of earnings per common share based on Predecessor Company average shares outstanding would therefore not be meaningful. New Common Stock was not outstanding during fiscal year 1997.

Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Statement of Cash Flows: For purposes of the statement of cash flows, the Company considers investments in debt instruments with original maturities of three months or less to be cash equivalents.

During fiscal 1999, 1998, and 1997, federal and state income tax refunds, net of payments, were $0.2 million, $32.9 million, and $0.6 million, respectively.

Cash paid for interest, net of interest capitalized, was $36.3 million, $35.2 million, and $55.4 million during fiscal 1999, 1998, and 1997, respectively.

Sale of Receivables: The Company sells its commercial credit accounts to a third-party administrator pursuant to an agreement. A substantial portion of the Company's commercial credit sales are to remodelers and contractors. Under the agreement, the Company pays a servicing fee and assumes the credit risk. At November 27, 1999, and November 28, 1998, the outstanding balance of commercial credit accounts sold to the third-party administrator was approximately $102.4 million and $95.6 million, respectively. The Company has provided a reserve of $3.8 million and $5.9 million at November 27, 1999, and November 28, 1998, respectively, which is believed to adequately cover its credit risk related to these accounts.

Under a third-party administrative servicing agreement for the Company's private-label charge card program, charge card accounts are sold to the administrator and the Company assumes no credit risk.

Real Estate Held for Sale: Real estate held for sale, consisting primarily of closed store facilities, is reflected at the lower of cost less accumulated depreciation or estimated fair value less cost to sell.

Advertising Costs: Advertising costs, which are expensed as incurred, aggregated $20.0 million, $23.2 million, and $27.5 million for fiscal 1999, 1998, and 1997, respectively.

Fair Value of Financial Instruments: Based on the borrowing rates currently available to the Company for debt issuances with similar terms and maturities, the fair value of long-term debt including the current portion is approximately $377.4 million and $347.6 million at November 27, 1999, and November 28, 1998, respectively. The Company believes the carrying amounts of cash and cash equivalents, trade receivables, trade accounts payable and accrued expenses are a reasonable estimate of their fair value.

Derivative Financial Instruments: Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the term of the agreement. Unamortized premiums are included in deferred financing costs in the balance sheets. If amounts were received under the cap agreement, they would be reflected as a reduction of interest expense. Amounts received or paid under the interest rate swap agreement discussed at Note H have been reflected as a reduction or increase of rent expense prior to fresh-start accounting.

Accounting Period: The Company's fiscal year ends on the last Saturday in Nov-ember. Fiscal years 1999, 1998 and 1997 consisted of 52 weeks each.

Reclassifications: Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.


Note B-Reorganization and Emergence From Chapter 11

On July 21, 1997 (the "Petition Date"), the Company commenced a reorganization case (the "Case") by filing a voluntary petition for relief under Chapter 11, Title 11 of the United States Code ("Chapter 11") in the U.S. Bankruptcy Court for the Western District of Missouri in Kansas City (the "Court").

On the Petition Date, the Company filed a Disclosure Statement and a Plan of Reorganization (the "Plan") with the Court. The Plan, as amended, became effective December 2, 1997 (the "Effective Date"). Under the Plan, the Company reincorporated as a Delaware corporation and canceled outstanding shares of common and preferred stock and issued approximately 20,000,000 shares of newly reorganized Payless Cashways, Inc. (the "Reorganized Company") common stock (the "New Common Stock"), as described below.

The Plan generally provided for the following: (I) The secured bank group under the credit agreement in existence at the Petition Date (the "Prior Credit Agreement"), on or prior to the Effective Date, received (a) payment of accrued interest, fees and expenses, (b) Net Cash Proceeds (as defined in the Plan) from the sale of certain collateral securing the Prior Credit Agreement and the collection of certain promissory notes pledged to the secured bank group, (c) their allocable portion of $283.1 million of new term loans and (d) 10,730,671 shares of New Common Stock (approximately 54% of the shares of the newly reorganized Company), of which 460,000 shares were distributed to the lenders providing a $150 million revolving credit facility to supply post-emergence working capital financing in consideration for their commitment to provide such facility. See Note D for a description of the term loans and the revolving credit facility (together, the "1997 Credit Agreement"). (II) On the Effective Date, UBS Mortgage Finance, Inc. ("UBS"), the holders of notes under a mortgage loan in existence at the Petition Date, received new notes pursuant to a new mortgage loan. See Note D for a description of the new mortgage loan. (III) Unsecured claims against the Company by vendors and suppliers for goods delivered and services rendered prior to the Petition Date, claims in respect of the 9-1/8% senior subordinated notes, contingent unliquidated claims and claims for damage arising from the rejection by the Company pursuant to Section 365 of the Bankruptcy Code of executory contracts and unexpired leases (collectively, "General Unsecured Claims") are receiving their pro rata share of 8,269,329 shares of New Common Stock or approximately 41% of the shares of the newly reorganized Company. The remaining shares of New Common Stock are held for future distributions to holders of General Unsecured Claims, pending the final resolution of disputed claims. (IV) The holder of issued and outstanding shares of existing preferred stock ("Old Preferred Stock") received 600,000 shares of New Common Stock (approximately 3% of the shares of the newly reorganized Company). (V) Holders of issued and outstanding shares of existing common stock ("Old Common Stock") are receiving their pro rata share of 400,000 shares of New Common Stock (approximately 2% of the shares of the newly reorganized Company) upon surrender of their Old Common Stock. In addition, any stock options relating to outstanding Old Preferred Stock and Old Common Stock were canceled on the Effective Date.

See Notes I and J for a description of related charges recorded in the third quarter of 1997.


Note C-Fresh Start Reporting

On December 2, 1997, the Company emerged from bankruptcy. In accordance with SOP 90-7, the Company adopted fresh-start reporting. For accounting purposes, the Effective Date was deemed to be November 29, 1997.

In fresh-start reporting, an aggregate value of $183.8 million was assigned to the Company's New Common Stock. Management established this value with the assistance of its financial advisors. This valuation considered the Company's expected future performance, relevant industry and economic conditions, and analyses and comparisons with comparable companies.

The reorganization value of the Company has been allocated to the Reorganized Company's assets and liabilities in a manner similar to the purchase method of accounting for a business combination. Management obtained valuations from independent third parties which, along with other market and related information and analyses, were utilized in assigning fair values to assets and liabilities.

A summary of the impact of the Plan and the related fresh-start adjustments is presented below:

                                                                               November 29, 1997
                                         -------------------------------------------------------------------------------------------
                                             Predecessor       Discharge of       Fresh-Start            Other          Reorganized
                                               Company       Indebtedness (a)   Adjustments (b)     Adjustments (c)       Company
                                         -----------------  ----------------  ------------------  -----------------  ---------------
Current Assets:
    Cash and cash equivalents            $     11,961       $                 $                   $                  $     11,961
    Merchandise inventories                   391,548                                 23,334                              414,882
    Prepaid expenses and
       other current assets                    15,702                                   (997)                              14,705
    Income taxes receivable                    29,705              2,527                                                   32,232
    Deferred income taxes                      24,070             (9,448)             (5,957)                               8,665
                                         -----------------  ----------------  ------------------  -----------------  ------------
       Total Current Assets                   472,986             (6,921)             16,380                --            482,445

Other Assets:
    Real estate held for sale                  37,078                                 11,484                               48,562
    Cost in excess of net
       assets acquired                        265,949                               (265,949)                                  --
    Deferred financing costs                    8,690             (7,590)              1,500                                2,600
    Other                                      14,663                                   (347)                              14,316

Land, Buildings and Equipment, net            456,736                                (93,318)                             363,418
                                         -----------------  ----------------  ------------------  -----------------  ---------------
    TOTAL ASSET                          $  1,256,102       $    (14,511)     $     (330,250)     $         --       $    911,341
                                         =================  ================  ==================  =================  ===============

Current Liabilities:
    Current portion of long-term debt  $     492,930        $                 $     (483,576)     $                  $      9,354
    Trade accounts payable                    54,203              21,380                                                   75,583
    Other current liabilities                128,755                                   7,986                              136,741
    Income taxes payable                       8,711                                  (6,349)                               2,362
                                       -------------------  ----------------  ------------------  -----------------  ---------------
       Total Current Liabilities             684,599              21,380            (481,939)               --            224,040

Long-Term Debt                                    --                                 424,031                              424,031

Non-Current Liabilities:
    Deferred income taxes                     16,961              84,928             (43,101)                              58,788
    Other                                     24,272                                  (3,590)                              20,682
                                       -------------------  ----------------  ------------------  -----------------  ---------------
       Total Non-Current Liabilities          41,233              84,928             (46,691)               --             79,470

Liabilities Subject to Compromise            351,381            (329,990)            (21,391)                                  --

Stockholders' Equity:
    Old Preferred Stock                       40,600                                                   (40,600)                --
    Old Common Stock                             400                                                      (400)                --
    New Common Stock                              --                  83                 117                                  200
    Additional paid-in capital               487,876              75,912             107,688          (487,876)           183,600
    Adjustment for minimum pension
       liability                              (1,287)                                                    1,287                 --
    Accumulated deficit                     (348,700)            133,176            (312,065)          527,589                 --
                                       -------------------  ----------------  ------------------  -----------------  ---------------
       Total Stockholders' Equity            178,889             209,171            (204,260)               --            183,800
                                       -------------------  ----------------  ------------------  -----------------  ---------------

    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY            $   1,256,102        $    (14,511)     $     (330,250)     $         --       $    911,341
                                       ===================  ================  ==================  =================  ===============

(a) To record the discharge of indebtedness pursuant to the Plan and to write-off deferred financing costs related to the early extinguishment of certain predecessor company debt; see Note D. The discharge of indebtedness relates to all general unsecured claims, as described in Note B. It includes the elimination and, in certain cases, the reclassification of the liabilities subject to compromise related to these claims, the issuance of New Common Stock in settlement of unsecured claims, and the related tax effect of these transactions. The excess of indebtedness eliminated over the estimated fair value of securities issued in settlement of claims is reflected as an extraordinary gain of $232.6 million ($138.2 million after tax) in the accompanying 1997 statement of operations.

(b) To record transactions with the secured creditors and holders of Old Common Stock and Old Preferred Stock, as described at Note B, and to adjust assets and liabilities to fair values.

     Transactions include the extinguishment of old debt; the issuance of new debt and New Common Stock; the reclassification of accrued interest to principal and the reclassification of debt between current and non-current, based upon debt agreement terms.

     Significant   elements  of  the  fair  value   adjustments  to  assets  and
     liabilities are summarized below:

     - Adjustment to reflect  inventories  at current market value
     - Adjustments to write-up real estate held for sale to fair market value
     - Adjustment to eliminate cost in excess of net assets acquired
     - Adjustments to eliminate accumulated depreciation and to write-down land, buildings, and equipment to fair market value
     - Adjustments to reflect liabilities at fair market value including: the reversal of unrecognized prior service costs and unrecognized gains and losses on the Company's pension and post-retirement benefit plans (see also Note G); the write-off of deferred rent liabilities due to lease amendments and terminations; and the elimination of insurance accruals covered by bank letters of credit
     - Adjustments to deferred and currently payable tax accounts to record the tax effect of all fresh-start reporting adjustments

     Fresh-start adjustments of $355.6 million ($312.1 million net of tax) are reflected as fresh-start revaluation charges in the accompanying 1997 statement of operations.

(c) To record the elimination of the Old Preferred Stock, Old Common Stock, and predecessor company additional paid-in-capital and accumulated deficit after reflecting the adjustments at (a) and (b) above.


Note D--Long-Term Debt

Long-term debt consisted of the following:

       In thousands                                                   1999                  1998
                                                                 ------------------------------------

       1999 Credit  Agreement,  secured by  inventory  and
           certain  real  estate,  variable interest rate,
           payable in varying amounts through 2002               $    183,386          $         --

       1997 Credit  Agreement,  secured by  certain  real
           estate and  equipment, variable interest rate,
           payable in varying amounts through 2002                    109,415               251,458

       Mortgage loan, secured by certain real estate,
           variable interest rate, payable in varying
           amounts through 2004                                        83,686                95,078

       Other senior debt, 11% to 12%, payable in varying
           amounts through 2004                                           932                 1,089
                                                                 ------------------------------------
                                                                      377,419               347,625
       Less portion classified as current liability                    (3,265)              (11,068)
                                                                 ------------------------------------
                                                                 $    374,154          $    336,557
                                                                 ====================================

In November 1999, the Company entered into a new $260 million revolving credit facility with a $35 million letters-of-credit sublimit (the "1999 Credit Agreement"). A portion of the proceeds was used to retire the existing revolving credit facility and to reduce the term loan under the 1997 Credit Agreement, described below. At November 27, 1999, there were borrowings under the agreement of $183.4 million as well as outstanding stand-by letters of credit of $17.5 million. The Company had $35.0 million available for borrowing under this agreement at November 27, 1999. This facility matures on November 17, 2002. The loans bear interest at fluctuating rates of either the Prime Rate (8.25% at November 27, 1999), as defined, plus 3/4% per annum or the Euro Dollar Rate (6.48% at November 27, 1999), as defined, plus 2-3/4% per annum. The 1999 Credit Agreement is secured by substantially all merchandise inventories and certain real estate, including second priority liens on all real estate pledged to other creditors. Under the 1999 Credit Agreement, the Company is prohibited from incurring additional indebtedness, with certain limited exceptions, and making dividend, redemption and certain other payments on its capital stock. The 1999 Credit Agreement contains certain customary operational covenants and events of default for financing of this type as well as a minimum net worth covenant set at $135 million for the term of the agreement.

The 1997 Credit Agreement currently includes only term loans as a result of payments, described above, that occurred in November 1999. The early extinguishment of this debt resulted in an extraordinary charge of approximately $0.7 million, net of tax, in the accompanying 1999 statement of operations. The term loans require semiannual principal payments of $5 million beginning May 15, 2001, with final maturity on November 30, 2002. In addition, the Company will be required to repay borrowings under the 1997 Credit Agreement with proceeds of certain collateral sales and certain other transactions. The loans bear interest at fluctuating rates of either the alternate base rate (8.50% at November 27, 1999) plus 1-1/2% per annum or LIBOR (5.61% at November 27, 1999) plus 2-1/2% per annum. The 1997 Credit Agreement is secured by certain real estate, including second priority liens on all real estate pledged to other creditors, and substantially all the equipment of the Company.

In connection with the November 1999 prepayment of the 1997 Credit Agreement, this agreement was amended to eliminate all financial performance covenants. Under the 1997 Credit Agreement, the Company is prohibited from incurring additional indebtedness, with certain limited exceptions, and making dividend, redemption and certain other payments on its capital stock. The 1997 Credit Agreement contains certain customary operational covenants and events of default for financing of this type, including a change of control covenant.

The Company's mortgage loan is secured by certain real estate having a net book value of approximately $194.4 million at November 27, 1999. The mortgage loan bears interest at LIBOR plus 4% per annum and interest is paid monthly. Annual principal payments of $4 million are required, with final maturity on December 2, 2004. Prepayments are required when collateral is sold and such prepayments have been applied as a credit toward the scheduled annual payments.

The early extinguishment of the Prior Credit Agreement and the prior mortgage loan, part of the Plan of Reorganization described at Note B, resulted in an extraordinary charge of approximately $5.0 million, net of tax, in the accompanying 1997 statement of operations.

On the Effective Date, in settlement of the secured portion of the claims arising from a lease agreement involving five store facilities, described at Note H, the Company issued a note for $16 million. The note contained prepayment provisions that allowed the Company to prepay the note by certain dates at various discounts. On February 26, 1998, the Company borrowed an additional $13 million under the mortgage loan and prepaid this note in full.

Scheduled maturities of long-term debt, including sinking fund requirements, are:

      In thousands
                     2000                    $       3,265
                     2001                           10,185
                     2002                          283,008
                     2003                              232
                     2004                           80,723
                     Thereafter                          6
                                             ---------------
                                             $     377,419


Note E--Stockholders' Equity

The Company has the authority to issue 50,000,000 shares of New Common Stock, $.01 par value. Each outstanding share of New Common Stock is entitled to one vote on each matter on which stockholders are entitled to vote. As discussed at Note B, the Company canceled existing shares of Old Preferred Stock and Old Common Stock and issued approximately 20,000,000 shares of New Common Stock on or about the Effective Date. Holders of Old Common Stock and Old Preferred Stock received approximately 2% and 3%, respectively, of the shares of New Common Stock issued under the Plan. During fiscal 1997, 2,250,000 outstanding shares of Non-Voting Class A Common Stock were converted into a like number of shares of Voting Common Stock under a right of conversion.

The Payless Cashways 1998 Omnibus Incentive Plan (the "Incentive Plan") was established January 15, 1998, to attract and retain outstanding individuals in certain key positions. The Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards and performance awards. There are 2,400,000 shares of Common Stock reserved for issuance under the Incentive Plan, subject to adjustment as provided by the Incentive Plan. The exercise price for any stock options will be at least 100% of the fair market value of the Common Stock at the date of grant.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. For options granted in fiscal 1999 and 1998, the following assumptions were used to price the options: no dividend yield; expected volatility of 123% and 144%, respectively; risk-free interest rate of 6.64%and 5.04%, respectively; and an expected life of eight years. The weighted-average fair value of options granted during fiscal 1999 and 1998 was $1.55 per share and $2.40 per share, respectively. The options granted to date vest ratably over four years.

The following is a summary of the Incentive Plan:

                                                       Number             Weighted-Average
                                                      of Shares            Exercise Price
                                                   -----------------------------------------
                                                    In thousands

       Fiscal Year 1999:
          Options granted                               555                     $   1.65
          Options exercised                              --                          --
          Options forfeited                            (450)                        2.56
                                                   -----------------------------------------

       Options outstanding at November 27, 1999       2,225                     $   2.19
                                                   =========================================

       Options exercisable at November 27, 1999         481                     $   2.44
                                                   =========================================


       Fiscal Year 1998:
          Options granted                             2,360                     $   2.49
          Options exercised                              --                          --
          Options forfeited                            (240)                        3.13
                                                   -----------------------------------------

       Options outstanding at November 28, 1998       2,120                     $   2.41
                                                   =========================================

       Options exercisable at November 28, 1998          --                     $    --
                                                   =========================================

The following table summarizes information about stock options at November 27, 1999:

                                         Options Outstanding                                        Options Exercisable
                      -----------------------------------------------------------   ---------------------------------------------
                           Number           Weighted-Average                                   Number
     Range of            Outstanding            Remaining       Weighted -Average            Exercisable         Weighted-Average
  Exercise Prices        at 11/27/99        Contractual Life      Exercise Price             at 11/27/99          Exercise Price
------------------    -----------------    -----------------   ------------------   ---------------------    --------------------
    $0.88 - $1.94         1,130,000                9.28                 $1.46                 143,750                  $1.27
    $2.50 - $3.03         1,095,000                8.25                 $2.95                 337,500                  $2.94
------------------    -----------------    -----------------   ------------------   ---------------------    --------------------
    $0.88 - $3.03         2,225,000                8.77                 $2.19                 481,250                  $2.44
==================    =================    =================   ==================   =====================    ====================

As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB No. 25 and related interpretations in accounting for the Incentive Plan. However, pro forma disclosure, as if the Company adopted the fair-value-based method of measurement for stock-based compensation plans under SFAS 123, is presented below.

Had compensation cost for the Company's grants for stock-based compensation plans been determined using the fair value method under SFAS 123, the Company's pro forma net loss and net loss per common share for fiscal 1999 and 1998 would approximate the amounts below:

                                                                 Fiscal Year Ended
                                      ------------------------------------------------------------------------
In thousands, except per share data           November 27, 1999                     November 28, 1998
                                      ----------------------------------   -----------------------------------
                                          As Reported       Pro Forma          As Reported         Pro Forma
                                      -----------------   --------------   -------------------  --------------

Net loss                                  $    (8,136)      $   (8,673)         $  (22,367)      $  (22,896)
Net loss per common share                 $     (0.41)      $   (0.43)          $    (1.12)      $    (1.14)

Note F-Income Taxes

Income taxes for the year ended November 27, 1999, were allocated to loss before extraordinary items, and to extraordinary items related to the early extinguishment of debt. See Note D. The income tax benefit allocated to the loss before extraordinary items was $5.2 million and the income tax benefit allocated to the extraordinary item was $0.5 million. The Company has federal net operating loss carry-forwards totaling $84.9 million, which expire through fiscal 2019, and federal tax credit carry-forwards totaling $17.9 million, which begin to expire in fiscal 2006 and expire over an indefinite period. The Company believes, based upon future earnings coupled with recognition of existing taxable temporary differences, that it is more likely than not, that the Company will be able to utilize tax benefits accumulated through November 27, 1999, in future periods.

For the year ended November 28, 1998, an income tax benefit of $13.2 million was recorded. The Company has federal net operating loss carryforwards totaling $77.6 million, which expire through fiscal 2018, and federal tax credit carry-forwards totaling $17.3 million, which begin to expire in fiscal 2006 and expire over an indefinite period.

Income taxes for the year ended November 29, 1997, were allocated to loss before extraordinary items, and to extraordinary items related to the discharge of debt pursuant to the consummation of the Plan and for the early extinguishment of debt; see Note D. The income tax benefit allocated to the loss before extraordinary items was $90.4 million; the income tax expense allocated to the extraordinary items was $91.8 million. Included in the income tax benefit allocated to the loss before extraordinary items are income tax benefits of $43.5 million resulting from the fresh-start revaluation; see Note C. The income tax expense allocated to the extraordinary items of $91.8 million was comprised of $2.5 million current tax benefit related to the early extinguishment of debt and $94.3 million tax expense related to the discharge of debt which resulted in deferred tax balance changes from the write-down of the tax basis of fixed assets in accordance with the Internal Revenue Code of 1986, as amended.

Income  tax  expense   (benefit)   attributable  to  the  income  (loss)  before
extraordinary items consisted of the following:

           In thousands          1999           1998          1997
                            -------------------------------------------

     Currently receivable

                  Federal   $        --    $     (959)    $   (17,169)
                    State            --        (1,252)         (1,000)
                            -------------------------------------------
                                     --        (2,211)        (18,169)

     Deferred

                  Federal        (4,545)      (10,124)        (63,129)
                    State          (666)         (883)         (9,108)
                            -------------------------------------------
                                 (5,211)      (11,007)        (72,237)
                            -------------------------------------------
                            $    (5,211)   $  (13,218)    $   (90,406)
                            ===========================================

The differences between actual income tax expense and the amount computed by applying the statutory federal income tax rate to the loss before income taxes and extraordinary items were as follows:

                                                                 1999           1998          1997
                                                             ------------------------------------------
     Federal statutory rate                                    (35.0)%         (35.0)%        (35.0)%
     State income taxes, net of federal tax benefit             (3.6)           (3.9)          (2.0)
     Permanent tax differences                                  (1.9)            0.5            0.7
     Amortization and write-off of goodwill                      --              --            20.1
     Benefit from new law and tax settlements                    --              --            (1.8)
     Difference between statutory and carry-back tax rates       --              --             0.3
     Other                                                      (0.8)            1.3            --
                                                             ------------------------------------------
                                                               (41.3)%         (37.1)%        (17.7)%
                                                             ==========================================

The tax effects of temporary differences and tax credits that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                               In thousands                                        1999                1998
                                                                             -------------------------------------
     Deferred tax assets:
       Tax credit and net operating loss carry-forwards                      $      51,850         $     47,097
       Insurance reserves                                                            6,088                7,990
       Retirement benefits                                                           5,906                9,719
       Post-retirement benefits                                                      7,264                7,069
       Vacation reserves                                                             2,959                3,764
       Reserves for bad debts                                                        1,909                2,155
       Lease liability                                                                  --                1,366
       Other                                                                         4,134                7,978
                                                                             -------------------------------------

                                           Total deferred tax assets                80,110               87,138
                                           Less valuation allowance                  6,909                7,981
                                                                             -------------------------------------
                                           Net deferred tax assets                  73,201               79,157
                                                                             -------------------------------------

     Deferred tax liabilities:
       Land, buildings and equipment                                               (79,711)             (96,637)
       Inventory basis difference                                                  (20,766)             (19,100)
       Other                                                                        (6,144)              (2,536)
                                                                             -------------------------------------
                                           Total deferred tax liabilities         (106,621)            (118,273)
                                                                             -------------------------------------
                                           Net deferred tax liability        $     (33,420)        $    (39,116)
                                                                             =====================================

The decrease in the valuation allowance of approximately $1.1 million relates primarily to adjustment of recorded net operating loss carryforwards upon examination of the Company's prior period federal tax returns.


Note G--Pension and Other Postretirement Benefit Plans

The Company has a non-contributory defined benefit pension plan covering substantially all full-time employees. Benefits under the plan are based on years of service and an employee's average compensation. The Company's funding policy is to contribute annually the amount actuarially determined to provide the plan with sufficient assets to meet future benefit payment requirements. Assets of the pension plan are maintained in trust funds.

The Company recorded a $10.6 million ($6.2 million after tax) non-cash curtailment gain in connection with its non-contributory defined benefit pension plan. Benefits under the pension plan were frozen effective June 17, 1999. The curtailment gain is included in special (credits) charges, net, in the accompanying 1999 statement of operations; see Note J.

Effective July 21, 1997, the Company terminated a supplemental pension plan covering certain of its officers. The plan was an unfunded, non-contributory defined benefit pension plan. Benefits under the plan were based on years of service, age and the employees' average compensation. The supplemental pension plan was terminated as part of the Plan of Reorganization. Net pension costs for the supplemental pension plan were $0.9 million in 1997.

A curtailment gain of $0.2 million and $37,000 was recorded in the year ended November 29, 1997, for pension benefits and other benefits, respectively. These gains were recorded as a result of the closing of 29 stores and are included in special charges in the accompanying 1997 statements of operations; see Note J. The Company wrote off $15.9 million and recognized a $531,000 gain for pension benefits and other benefits, respectively, related to the write-off of unrecognized prior service cost and unrecognized net loss from past experience different from that assumed as part of the fresh-start revaluation in the accompanying 1997 statement of operations; see Note C.

At November 29, 1997, an additional minimum liability of $1.6 million was recorded to reflect the excess of the unfunded accumulated benefit obligation over accrued pension costs. This amount, along with a corresponding asset of $0.3 million and a charge to additional paid-in-capital of $1.3 million were eliminated in applying fresh-start reporting; see Note C.

The Company has certain unfunded post-retirement defined benefit plans that provide health and life insurance benefits for retirees and eligible dependents. The health plan is contributory and contains cost-sharing features such as deductibles and coinsurance.

Effective for participants retiring after November 30, 1999, the Company changed the plan structure to eliminate life insurance benefits for retirees and to eliminate the Company's subsidy of premiums on health insurance for retirees. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                                                     Pension Benefits                   Other Benefits
                                                              --------------------------         --------------------------
In thousands                                                       1999         1998                  1999         1998
                                                              --------------------------         --------------------------

      Change in Benefit Obligation
Benefit obligation at beginning of year                          $  81,798    $  76,693             $  17,431     $ 16,689
Service cost-benefits earned during the period                       2,662        4,915                   411          701
Interest cost                                                        5,012        5,254                   987        1,134
Plan participants' contributions                                        --           --                   136          166
Curtailments                                                       (10,590)          --                    --           --
Plan structure changes                                                  --           --                (6,980)          --
Actuarial (gain) loss                                              (17,452)         804                (2,004)        (289)
Benefits paid                                                       (5,246)      (5,868)                 (827)        (970)
                                                              --------------------------         --------------------------
Benefit obligation at end of year                                   56,184       81,798                 9,154       17,431
                                                              --------------------------         --------------------------

      Change in Plan Assets
Fair value of plan assets at beginning of year                      53,746       54,260                    --           --
Actual return on plan assets                                         8,116        1,540                    --           --
Employer contributions                                               2,068        3,814                    --           --
Benefits paid                                                       (5,246)      (5,868)                   --           --
                                                              --------------------------         --------------------------
Fair value of plan assets at end of year                            58,684       53,746                    --           --
                                                              --------------------------         --------------------------

Funded status                                                        2,500      (28,052)               (9,154)     (17,431)
Unrecognized net actuarial (gain) loss                             (17,265)       3,754                (2,293)        (289)
Unrecognized prior service cost                                         --           --                (6,762)          --
                                                              --------------------------         --------------------------
Accrued benefit cost included in other accrued expenses
      and/or non-current liabilities                             $ (14,765)   $ (24,298)            $ (18,209)    $(17,720)
                                                              ==========================         ==========================


In fiscal 1999, 1998, and 1997, the health-care cost trend rate was assumed to decrease gradually to 5.9% by the year 2001 and remain at that level thereafter. The effect of a 1.0% annual increase in these assumed health-care cost trend rates would increase the November 27, 1999 and November 28, 1998, accumulated post-retirement benefit obligation by $0.7 million and $1.0 million, respectively, and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the fiscal years ended November 27, 1999 and November 28, 1998, by $71,000 and $62,000, respectively. The effect of a 1.0% annual decrease in these assumed health-care cost trend rates would decrease the November 27, 1999 and November 28, 1998, accumulated post-retirement benefit obligation by $0.7 million and $0.8 million, respectively, and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the fiscal years ended November 27, 1999 and November 28, 1998, by $67,000 and $57,000, respectively.

The accumulated benefit obligation was $62.1 million and $68.4 million at November 27, 1999 and November 28, 1998, respectively.

Components of Net Periodic Benefit Cost
In thousands                                         Pension Benefits                                Other Benefits
                                     --------------------------------------------    ----------------------------------------------
                                          1999          1998           1997                1999           1998           1997
                                     --------------------------------------------    ----------------------------------------------

Service cost - benefits earned
   during the period                    $ 2,752       $4,915        $ 4,190              $  411         $  701          $  636
Interest cost                             5,012        5,254          4,256                 987          1,134           1,019
Expected return on plan assets           (4,638)      (4,490)        (4,139)                 --             --              --
Amortization of prior service cost           --           --            119                (218)            --              37
Amortization of unrecognized loss            --           --             --                  --             --             (99)
                                     --------------------------------------------    ----------------------------------------------
Net periodic post-retirement
   benefit cost                         $ 3,126       $5,679        $ 4,426              $1,180         $1,835          $1,593
                                     ============================================    =============================================

Weighted Average Assumptions
In thousands                                         Pension Benefits                                Other Benefits
                                     --------------------------------------------    ----------------------------------------------
                                          1999          1998           1997                1999           1998           1997
                                     --------------------------------------------    ----------------------------------------------
Discount rate                               8.00%      6.75%           7.00%               8.00%          6.75%          7.00%
Expect return on plan assets                9.50%      8.50%           8.50%                 --%            --%            --%
Rate of increase in future
   compensation levels                      2.00%(a)   5.00%           6.00%                 --%            --%            --%
Healthcare cost trend rate                    --%        --%             --%               6.30%          6.70%          7.10%

  (a) Assumed 2.00% for 1999 and, since the pension plan was frozen as of June 17, 1999, no further assumptions on salary are needed.

In addition, the Company has sponsored several defined contribution plans. Under the Payless Cashways, Inc. Employee Savings Plan, which covers substantially all employees, the Company contributed an amount equal to a percentage of the amount contributed by employees into the plan. The aggregate contributions to all defined contribution plans were $1.9 million, $2.1 million and $2.8 in 1999, 1998 and 1997, respectively.


Note H--Leases

The Company  leases  certain stores and other  facilities  under  non-cancelable operating leases. Aggregate minimum future rentals under non-cancelable operating leases for the next five years are: 2000 -- $13.8 million; 2001 -- $12.3 million; 2002 -- $10.2 million; 2003 -- $7.2 million; 2004 -- $5.8 million; thereafter -- $24.0 million. Rental expense under operating leases was $14.4 million, $20.8 million, and $29.3 million for 1999, 1998, and 1997, respectively.

During 1995, the Company entered into an agreement providing for the operating lease of five stores, including a new store that opened in 1997. Under the Plan of Reorganization, the Company acquired three of the stores and issued a note payable to the lessor as described at Note D. Rental payments under this lease varied with the level of interest rates. To reduce the impact of changes in the interest rates related to this lease, the Company, during 1995, entered into an interest rate swap agreement, which expired December 1, 1999, under which it paid a 6-9/16% fixed rate of interest quarterly, in exchange for quarterly receipt of LIBOR on $36 million. The fair value of this interest rate swap agreement was estimated to be $0.0 million and $0.4 million at November 27, 1999, and November 28, 1998, respectively.


Note I--Reorganization Items

In connection with its Chapter 11 filing on July 21, 1997, discussed at Note B, reorganization items of $25.5 million are reflected in the 1997 statement of operations. Reorganization items for this period consisted of professional fees and case administrative expenses of $17.6 million, the write-off of deferred financing costs of $2.5 million, retention bonuses of $5.7 million, and interest income of $0.3 million.


Note J--Special Charges

Included in special charges is a credit of $10.6 million ($6.2 million after tax) recorded in the second quarter of fiscal 1999 for a non-cash curtailment gain in connection with freezing the Company's non-contributory defined benefit pension plan; see Note G. Also included in special charges are costs related to store closures and asset impairment charges discussed below.

Store closing charges of $1.5 million ($0.9 million after tax) were recorded in the second quarter of fiscal 1999 in connection with the closing of five stores. All five stores were closed in the fourth quarter. In addition, the Company recorded an additional $0.8 million ($0.5 million after tax) in the fourth quarter of fiscal 1999 in connection with the closing of one store. Included in this amount is approximately $0.6 ($0.4 million after tax) million for severance related to approximately 20 administrative employees at the Company's store support center. In connection with these store closings, the Company recorded inventory write-downs of $3.4 million ($2.0 million after tax) and $0.5 million ($0.3 million after tax) in cost of merchandise sold for the second and fourth quarters of fiscal 1999, respectively. The related store exit plans are expected to be completed during fiscal year 2000 and the remaining accruals are expected to be fully utilized.

Historical financial data for the closing of the six stores is as follows for the fiscal years presented:

    In thousands               1999         1998       1997
                            ---------------------------------
    Net sales               $  28,138   $  46,093  $  60,780
    Net operating loss      $   3,991   $   1,783  $     562


The fiscal 1999 special charge includes:

                                                                  Amount                  Amount
                                                                  Charged              Paid Through             Accrual at
       In millions                                                 1999                Nov. 27, 1999           Nov. 27, 1999
                                                              --------------------------------------------------------------

       Severance                                               $       0.6              $      --              $      0.6
       Other costs                                                     1.7                     1.0                    0.7
                                                              ---------------------------------------------------------------
                                                               $       2.3              $      1.0             $      1.3
                                                              ===============================================================


The Company recorded special charges of $5.6 million ($3.5 million after tax) in the first quarter of fiscal 1998 for severance costs related to the elimination of approximately 70 administrative employees at the Company's store support and regional administrative centers. Special charges of $0.1 million ($0.1 million after tax) and $1.0 million ($0.6 million after tax) were recorded in the third and fourth quarters of fiscal 1998, respectively, in connection with the closing of three and five stores, respectively. One of the eight stores was closed at November 28, 1998, and the other seven were closed during the first half of fiscal 1999. In connection with these store closings, the Company recorded inventory write-downs of $1.3 million ($0.8 million after tax) and $3.1 million ($1.9 million after tax) in cost of merchandise sold during the third and fourth quarters of fiscal 1998, respectively. The related store exit plans are expected to be completed during fiscal year 2000 and the remaining accruals are expected to be fully utilized.

Historical financial data for the closing of the eight stores is as follows for the fiscal years presented:

     In thousands                  1998             1997
                              -------------------------------
     Net sales                $    60,103       $    67,809
     Net operating loss       $     4,027       $       114


The fiscal 1998 special charge includes:

                                                                  Amount                  Amount
                                                                  Charged              Paid Through             Accrual at
       In millions                                                 1998                Nov. 27, 1999           Nov. 27, 1999
                                                              --------------------------------------------------------------
       Severance costs                                         $       5.6              $        5.6           $       --
       Other costs                                                     1.1                       0.9                  0.2
                                                              ---------------------------------------------------------------
                                                               $       6.7              $        6.5           $      0.2
                                                              ===============================================================


A special charge of $6.3 million ($5.2 million after tax) was recorded in the third quarter of fiscal 1997 in connection with the closing of 29 stores as part of the Company's reorganization under Chapter 11. All 29 stores were closed prior to November 29, 1997. In addition, the Company recorded an inventory write-down of $10.7 million ($8.8 million after tax), included in cost of merchandise sold, in connection with the store closings. The related store exit plans were completed by November 27, 1999.

Historical financial data for the closing of the 29 stores is as follows for the fiscal years presented:

     In thousands                       1997
                                   --------------
     Net sales                      $    209,898
     Net operating loss             $      9,153


In connection with the above store closings, the Company recorded asset impairment charges pursuant to SFAS 121 of $4.0 million ($2.3 after tax) in 1999, $0.7 million ($0.4 million after tax) in 1998 and $67.3 million ($55.4 million after tax) in 1997. These impairment charges were recorded after considering current and expected future operating cash flows for certain stores together with the proceeds the Company could expect to receive upon the sale of these assets based upon an appraisal.

During 1997, primarily because the environment for building materials retailing continued to be increasingly competitive, the Company conducted a review of underperforming stores and determined that certain additional assets were impaired, including assets related to twenty-nine stores which the Company determined to close (see above). These assets included certain real estate, including future store lease obligations, and associated goodwill which is attributable to those assets and which was established in 1988 as part of the Company's leveraged buyout. Accordingly, certain real estate carrying values were reduced $28.8 million, goodwill was reduced $18.7 million and a $13.0 million liability for future store lease payments was recorded.

The Company will continue to review assets for impairment, particularly given the ongoing competitive environment for building materials retailing.

Note K--Quarterly Financial Data (unaudited)

In thousands, except per share amounts
                                                                     First           Second             Third           Fourth
Fiscal Year Ended November 27, 1999                                 Quarter          Quarter           Quarter          Quarter
--------------------------------------------------------------------------------------------------------------------------------
Income
    Net sales                                                   $  391,873        $  492,728       $  492,160        $  434,604
    Other income                                                       345               719              523               395
                                                                ----------------------------------------------------------------
                                                                   392,218           493,447          492,683           434,999

Costs and expenses
    Cost of merchandise sold                                       285,939           366,713          362,217           319,099
    Selling, general and administrative                            106,517           108,683          108,052            97,130
    Special charges (credits), net                                      --            (5,400)              --             1,085
    Provision for depreciation and amortization                      8,936             9,223           10,563            11,445
    Interest expense                                                 8,612             8,909            8,636             9,606
                                                                ----------------------------------------------------------------
                                                                   410,004           488,128          489,468           438,365
                                                                ----------------------------------------------------------------
                 INCOME (LOSS) BEFORE INCOME TAXES                 (17,786)            5,319            3,215            (3,366)

Federal and state income taxes                                      (7,826)            2,503            1,502            (1,390)
                                                                ----------------------------------------------------------------

           INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                  (9,960)            2,816            1,713            (1,976)

Extraordinary item, net of income taxes                                 --                --               --               729
                                                                ----------------------------------------------------------------

                                 NET INCOME (LOSS)              $   (9,960)       $    2,816       $    1,713        $   (2,705)
                                                                ================================================================


Weighted average common shares outstanding                          20,000            20,000           20,000            20,000
                                                                ----------------------------------------------------------------

Income (loss) per common share
    before extraordinary item-basic                             $    (0.50)       $    0.14        $     0.09        $   (0.10)

Extraordinary item, net of income taxes                                 --                --               --             0.04
                                                                ----------------------------------------------------------------

Net income (loss) per common share-basic                        $    (0.50)       $    0.14        $     0.09        $   (0.14)
                                                                ================================================================


Weighted average common and dilutive
    common equivalent shares outstanding                            20,000            20,156           20,170            20,000
                                                                ----------------------------------------------------------------

Income (loss) per common share
    before extraordinary item-diluted                           $    (0.50)       $    0.14        $     0.09        $   (0.10)

Extraordinary item, net of income taxes                              --               --                --                0.04
                                                                ----------------------------------------------------------------

Net income (loss) per common share-diluted                      $    (0.50)       $    0.14        $     0.09        $   (0.14)
                                                                ================================================================

A lower-than-anticipated rate of inflation decreased the LIFO inventory provision, after tax, by $0.8 million in the fourth quarter. A special credit ($6.2 million after tax) recorded in the second quarter reflects a pension benefit curtailment gain recorded as a result of freezing benefits under the Company's pension plan. Special charges were recorded in the second and fourth quarter ($3.1 million and $0.6 million, respectively, after tax) in connection with store closings and the elimination of administrative staff. In addition, second and fourth quarter cost of merchandise sold reflects inventory write-downs ($2.0 million and $0.3 million, respectively, after tax) in connection with these store closings. Accelerated depreciation on certain leasehold improvements and assets related to closed stores was recorded in the third and fourth quarter ($0.6 million and $1.2 million, respectively, after tax). An extraordinary charge ($0.7 million after tax) related to the early extinguishment of debt was recorded in the fourth quarter.

In thousands, except per share amounts
                                                                     First           Second             Third           Fourth
Fiscal Year Ended November 28, 1998                                 Quarter          Quarter           Quarter          Quarter
--------------------------------------------------------------------------------------------------------------------------------
Income
    Net sales                                                   $  394,271        $  505,919       $  523,508        $  483,164
    Other income                                                       789               991              908               310
                                                                ----------------------------------------------------------------
                                                                   395,060           506,910          524,416           483,474

Costs and expenses
    Cost of merchandise sold                                       291,909           374,971          393,021           360,886
    Selling, general and administrative                            111,427           111,456          111,667           108,481
    Special charges                                                  5,584                --              837             1,000
    Provision for depreciation and amortization                      9,055             9,595            8,550             9,844
    Interest expense                                                10,235             9,915            8,994             8,018
                                                                ----------------------------------------------------------------
                                                                   428,210           505,937          523,069           488,229
                                                                ----------------------------------------------------------------
                 INCOME (LOSS) BEFORE INCOME TAXES                 (33,150)              973            1,347            (4,755)

Federal and state income taxes                                      (8,188)              241              332            (5,603)
                                                                --------------------------------------------------------------------


                                 NET INCOME (LOSS)              $  (24,962)       $      732       $    1,015        $      848
                                                                ================================================================

Weighted average common shares outstanding                          20,000            20,000           20,000            20,000
                                                                ----------------------------------------------------------------

Net income (loss) per common share-basic                        $    (1.25)       $     0.04       $     0.05        $     0.04
                                                                ================================================================

Weighted average common and dilutive
    common equivalent shares outstanding                            20,000            20,111           20,004            20,034
                                                                ----------------------------------------------------------------

Net income (loss) per common share-diluted                      $    (1.25)       $     0.04       $     0.05        $     0.04
                                                                ================================================================

A lower-than-anticipated rate of inflation decreased the LIFO inventory provision, after tax, by $1.7 million in the fourth quarter. Special charges ($3.5 million after tax) reflected in the first quarter consist of costs related to the elimination of staff at the Company's headquarters and regional administrative centers. Special charges were also recorded in the third and fourth quarter ($0.5 million and $0.6 million, respectively, after tax) in connection with store closings. In addition, third and fourth quarter cost of merchandise sold reflect inventory write-downs ($0.8 million and $1.9 million, respectively, after tax) in connection with these store closings. The fourth quarter income tax benefit includes a $3.8 million tax benefit to reflect the effect of a fourth quarter revision of the effective tax rate on the first three quarters.

                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                            (In thousands)
                        COL. A                         COL. B                COL. C               COL. D                   COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                     Balance at            Charged to                                    Balance at
                                                      beginning             cost and                                       end of
                      Description                     of period             expenses            Deductions                 period
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 27, 1999:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  11,892             $  21,667             $  22,150               $  11,409

              Reserves for Special Charges.....      $   1,100             $   2,235             $   1,912               $   1,513

              Reserve for Bad Debt.............      $   5,881             $   8,848             $  10,960               $   3,769

YEAR ENDED NOVEMBER 28, 1998:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  15,031             $  22,667             $  25,806               $  11,892

              Reserves for Special Charges.....      $   6,876             $   6,700             $  12,476               $   1,100

              Reserve for Bad Debt.............      $   5,879             $   5,450             $   5,448               $   5,881

YEAR ENDED NOVEMBER 29, 1997:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  13,604             $  21,960             $  20,533               $  15,031

              Reserves for Special Charges.....      $   7,637             $  13,437             $  14,198               $   6,876

              Reserve for Bad Debt.............      $   5,740             $   6,765             $   6,626               $   5,879

                                   INDEX TO EXHIBITS


 2.1 First Amended Plan of Reorganization, as modified October 9, 1997 (incorporated by reference to Exhibit 2.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 30, 1997).

 2.2 Agreement and Plan of Merger in connection with the Reincor-poration from Iowa to Delaware (incorporated by reference to Exhibit 2.2 filed as part of Payless' Current Report on Form 8-K dated December 2, 1997).

 3.1(a)       Amendment to Bylaws of the Company.

 3.1(b)       Amended and Restated Bylaws of the Company.

 3.2          Certificate of Incorporation (incorporated by reference to Exhibit
              4.1 filed as part of Payless' Current Report on Form 8-K dated December 2, 1997).

 4.0 Long-term debt instruments of the Registrant in amounts not ex-ceeding ten percent (10%) of the total assets of the Registrant will be furnished to the Commission upon request.

 4.1 Loan and Security Agreement dated November 17, 1999, by and among Payless and Congress Financial Corporation (Central), as Lender and Agent for Lenders (incorporated by reference to Exhibit 4.2 filed as part of Payless' Current Report on Form 8-K dated November 17, 1999).

 4.2(a) Amended and Restated Credit Agreement dated December 2, 1997, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent (incorporated by reference to Exhibit 4.1(a) filed as part of Payless' Annual Report on Form 10-K for the year ended November 29, 1997).

 4.2(b) First amendment to Amended and Restated Credit Agreement dated August 13, 1998, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent (incorporated by reference to Exhibit 4.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 29, 1998).

 4.2(c) Second amendment to Amended and Restated Credit Agreement dated November 17, 1999, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent (incorporated by reference to Exhibit 4.1 filed as part of Payless' Current Report on Form 8-K dated November 17, 1999).

 4.3(a) Amended and Restated Loan Agreement dated December 2, 1997, by and among Payless and UBS Mortgage Finance, Inc (incorporated by reference to Exhibit 4.2(a) filed as part of Payless' Annual Report on Form 10-K for the year ended November 29, 1997).

 4.3(b) First Amendment to Amended and Restated Loan Agreement dated February 26, 1998, by and among Payless and UBS Mortgage Finance, Inc (incorporated by reference to Exhibit 4.2(d) filed as part of Payless' Annual Report on Form 10-K for the year ended November 28, 1998).

10.1* Amended and Restated Payless Cashways, Inc. 1998 Omnibus Incentive Plan effective February 17, 1999 (incorporated by reference to
              Exhibit 10.1 filed as part of Payless' Annual Report on Form 10-K for the year ended November 28, 1998).

10.2* Form of Employment Agreement between Payless and certain executive officers.

10.3* Form of Indemnification Agreement between Payless and various officers and directors.

10.4* Payless Cashways, Inc. Store Support Center Management Bonus Plan, dated as of December 1999.

10.5* Payless Cashways, Inc. Supplemental Disability Plan (incorporated by reference to Exhibit 10.13 filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27, 1993).

23.1          Consent of KPMG LLP.

27.1          Financial data schedule.

* Represents a management contract or a compensatory plan or arrangement.