Form 10-Q
period 2000-02-26
PAYLESS CASHWAYS INC
filed 2000-04-10
CIK 76744

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
  / X / Quarterly report pursuant to Section 13 or 15(d) of the Secu-rities Exchange Act of 1934

                  For the quarterly period ended February 26, 2000

                                       Or

  /     /         Transition report pursuant to Section 13 or 15(d) of the Secu-
                  rities Exchange Act of 1934

                  For the transition period from             to

                  Commission file number 0-4437


                             PAYLESS CASHWAYS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                                     42-0945849
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                                   tification No.)


         800 NW Chipman Road, Suite 5900
         P.O. Box 648001
         Lee's Summit, Missouri                                       64064-8001
(Address of Principal Executive Offices)                              (Zip Code)

                  (816) 347-6000
(Registrant's Telephone Number, Including Area Code)

Indicate  by check  mark  whether  the  registrant:  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such
filing requirements for the past  90  days.     YES    / X /       NO    /     /

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan  confirmed  by a court.  YES / X/       NO    /     /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 20,000,000 shares of Common Stock, $.01 par value, outstanding as of March 31, 2000.

PAYLESS CASHWAYS, INC.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF OPERATIONS (Unaudited) (1)
(In thousands, except per share amounts)




                                                                                       Thirteen Weeks Ended
                                                                       ---------------------------------------------------
                                                                          February 26,                       February 27,
                                                                              2000                               1999
                                                                       ---------------------------------------------------
Income

     Net sales                                                         $        347,113                   $        391,873
     Other income                                                                   464                                345
                                                                       ---------------------------------------------------
                                                                                347,577                            392,218

Costs and Expenses

     Cost of merchandise sold                                                   249,706                            285,939
     Selling, general and administrative                                         93,823                            106,517
     Provision for depreciation and amortization                                  8,936                              8,936
     Interest expense                                                            10,086                              8,612
                                                                       ---------------------------------------------------
                                                                                362,551                            410,004
                                                                       ---------------------------------------------------

                             LOSS BEFORE INCOME TAXES                           (14,974)                           (17,786)

Federal and state income taxes                                                   (9,732)                            (7,826)
                                                                       ----------------------------------------------------

                                             NET LOSS                  $         (5,242)                          $ (9,960)
                                                                       ====================================================

Net loss per common share-basic and diluted (2)                        $          (0.26)                             (0.50)
                                                                       ====================================================

Weighted average common shares outstanding (2)                                   20,000                             20,000
                                                                       ===================================================


See notes to condensed financial statements

CONDENSED BALANCE SHEETS (Unaudited) (1)

                                                                 February 26,           November 27,          February 27,
(In thousands)                                                       2000                   1999                  1999
                                                                ----------------------------------------------------------
                                                                                                             <C
ASSETS

     CURRENT ASSETS

       Cash and cash equivalents                                $      1,150           $       1,111         $     3,967
       Merchandise inventories (3)                                   377,305                 349,332             374,908
       Prepaid expenses and other current assets                      15,669                  22,013              20,395
       Income taxes receivable                                           675                     679               1,164
       Deferred income taxes                                              --                      --               5,376
                                                                --------------------------------------------------------
                                        TOTAL CURRENT ASSETS         394,799                 373,135             405,810

     OTHER ASSETS

       Real estate held for sale                                       6,312                   8,851              11,286
       Deferred financing costs                                        3,707                   3,944               2,992
       Other                                                           1,538                   1,549               1,653

     LAND, BUILDINGS, EQUIPMENT AND SOFTWARE                         410,703                 407,812             391,024
       Allowance for depreciation and amortization                   (75,737)                (66,900)            (42,391)
                                                                --------------------------------------------------------
         TOTAL LAND, BUILDINGS AND EQUIPMENT                         334,966                 340,912             348,633
                                                                --------------------------------------------------------

                                                                $    741,322           $     728,391         $   770,374
                                                                ========================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt (4)                    $        168          $      3,265          $     10,150
       Trade accounts payable                                         63,866                51,480                55,323
       Other current liabilities                                      78,725                88,645               105,876
       Income taxes payable                                            1,846                 1,851                 2,171
       Deferred income taxes                                           4,682                 2,157                    --
                                                                --------------------------------------------------------
                                   TOTAL CURRENT LIABILITIES         149,287               147,398               173,520

     LONG-TERM DEBT, less portion
       classified as current liability (4)                           402,345               374,154               390,707

     NON-CURRENT LIABILITIES
       Deferred income taxes                                          19,006                31,263                36,666
       Other                                                          22,629                22,279                18,008

     STOCKHOLDERS' EQUITY
       Common Stock, $.01 par value, 50,000,000 shares

         authorized, 20,000,000 shares issued                            200                   200                   200
       Additional paid-in capital                                    183,600               183,600               183,600
       Accumulated deficit                                           (35,745)              (30,503)              (32,327)
                                                                --------------------------------------------------------
                                  TOTAL STOCKHOLDERS' EQUITY         148,055               153,297               151,473
                                                                --------------------------------------------------------

                                                                $    741,322          $    728,391          $    770,374
                                                                ========================================================


See notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (1)

                                                                                          Thirteen Weeks Ended
                                                                             --------------------------------------------
                                                                                February 26,                 February 27,
(In thousands)                                                                      2000                         1999
                                                                             --------------------------------------------

Cash Flows from Operating Activities

     Net loss                                                                $          (5,242)             $       (9,960)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                                                   8,936                       8,936
         Deferred income taxes                                                          (9,732)                     (7,826)
         Non-cash interest                                                                 330                         377
         Other                                                                            (489)                        191
     Changes in assets and liabilities                                                 (19,164)                    (39,138)
                                                                             ----------------------------------------------

     NET CASH USED IN OPERATING ACTIVITIES                                             (25,361)                    (47,420)

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                                         (2,522)                     (8,684)
     Proceeds from sale of land, buildings and equipment                                 2,998                       5,101
     (Increase) decrease in other assets                                                    11                        (162)
                                                                             ----------------------------------------------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   487                      (3,745)

Cash Flows from Financing Activities

     Principal payments on long-term debt                                               (5,493)                     (4,768)
     Net proceeds from revolving credit facility                                        30,587                      58,000
     Other                                                                                (181)                        (50)
                                                                             ----------------------------------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                          24,913                      53,182
                                                                             ---------------------------------------------

     Net increase in cash and cash equivalents                                              39                       2,017
     Cash and cash equivalents, beginning of period                                      1,111                       1,950
                                                                             ---------------------------------------------
     Cash and cash equivalents, end of period                                $           1,150            $          3,967
                                                                             =============================================


See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

Thirteen weeks ended February 26, 2000, and February 27, 1999

(1) The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended November 27, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The November 27, 1999, condensed balance sheet has been derived from the audited financial statements as of that date. Certain reclassifications have been made to the February 27, 1999, financial statements to conform to the November 27, 1999, and February 26, 2000, presentation.

(2)    Basic   earnings  per  common  share  has  been  computed  based  on  the weighted-average number of common shares outstanding during the period. Dilutive earnings per common share is computed based on the weighted-average number of common shares plus potential common shares outstanding during the period, when dilutive, consisting of certain stock options. Given the net loss reported in the first quarters of fiscal 2000 and 1999, the impact of such stock options would be antidilutive.

(3) Approximately 79% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $3.3 million, $3.3 million, and $1.9 million lower than reported at February 26, 2000, November 27, 1999, and February 27, 1999, respectively.

(4)    Long-term debt consisted of the following:

                                                                 February 26,            November 27,         February 27,
       (In thousands)                                                2000                   1999                  1999
                                                                ----------------------------------------------------------
       1999 Credit Agreement, variable interest rate            $    213,973           $    183,386           $        --
       1997 Credit Agreement, variable interest rate                 107,314                109,415               308,138
       Mortgage loan, variable interest rate                          80,310                 83,686                91,653
       Other senior debt                                                 916                    932                 1,066
                                                                ---------------------------------------------------------
                                                                     402,513                377,419               400,857
       Less portion classified as current liability                     (168)                (3,265)              (10,150)
                                                                ---------------------------------------------------------
                                                                $    402,345           $    374,154           $   390,707
                                                                =========================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Income

Net sales for the quarter ended February 26, 2000, decreased 8.4% on a same-store sales basis and decreased 11.4% from the same period of 1999 in total. (Same stores are those open one full year.) The same-store sales decrease for the first quarter is primarily due to inclement weather, competitive pressures and certain actions taken during the quarter to develop a sustainable profit model. These actions included a shift in product mix to higher margin products, as well as the elimination of unprofitable items, and the collection of fees for value-added services, such as special orders and delivery. Same-store sales to professional customers decreased 3.4% while same-store sales to do-it-yourself customers declined 14.3%. During 1999, the Company closed 12 stores and closed an additional store in the first quarter of 2000. Sales from these 13 stores were $1.3 million and $15.6 million in the first quarter of 2000 and 1999, respectively.

Costs and Expenses

Cost of merchandise sold, as a percent of sales, was 71.9% and 73.0% for the first quarter of 2000 and 1999, respectively. The improvement for the first quarter of 2000 was due to a shift in product mix to higher margin products, as well as the elimination of unprofitable items.

Selling, general and administrative expenses were 27.0% and 27.3% of sales for the first quarter of 2000 and 1999, respectively. Selling, general and administrative expenses for the first quarter of 2000 decreased approximately $12.7 million compared to the same period of the prior year. This decrease primarily reflects the impact of closed stores and expense control measures, including the freezing of the pension program.

The provision for depreciation and amortization was 2.6% and 2.2% of sales for the first quarter of 2000 and 1999, respectively.

Interest expense for the first quarter of 2000 increased compared to the same period of 1999 primarily due to higher interest rates and, to a lesser extent, higher borrowing levels in 2000.

The income tax benefit for the first quarter of 2000 was $9.7 million compared to $7.8 million for the first quarter of 1999. The effective tax rates for 2000 and 1999 were different from the 35% statutory rate primarily due to various expenses that are permanently non-deductible for income tax purposes. In addition, the effective tax rate for 2000 reflects the utilization of a long-term capital loss carry-forward resulting from the sale of a certain partnership interest. Such tax benefits reflect management's estimates of the annual effective tax rates at the end of each quarter, and are subject to change throughout the year.

Net Loss

Net loss for the quarter ended February 26, 2000, was $5.2 million compared to $10.0 million for the same period of 1999. The decrease in net loss was primarily the result of improved gross margin management, continued expense control, and the tax benefit from the capital loss carry-forward. Loss per common share was $0.26 for the first quarter of fiscal 2000, a decrease from a loss of $.50 per common share for the same period of fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $25.4 million for the first quarter of 2000 compared to $47.4 million for the same period of 1999. The decrease in cash used in operating activities was primarily due to a lower net loss and an increase in accounts payable due to improved vendor terms. During the first quarters of 2000 and 1999, the Company used cash of approximately $1.0 million and $3.8 million, respectively, in operating activities related to the execution of the 1999 and 1998 restructuring plans. Due to seasonally lower sales in the winter months, cash flow in the first quarter represents a small amount of annual operating cash flow.

Borrowings are available under the 1999 Credit Agreement to supplement cash generated by operations. At February 26, 2000, $8.5 million was available for borrowing under the 1999 Credit Agreement. On March 8, 2000, availability under the 1999 Credit Agreement was increased for a 90-day period covering March, April and May 2000 by increasing the inventory advance rate from 65% to 70%. The purpose of this increase is to permit the Company to expand inventory levels in several categories in anticipation of heightened customer demand for the coming spring selling season. At February 26, 2000, working capital was $245.5 million compared to $225.7 million and $232.3 million at November 27, 1999, and February 27, 1999, respectively. The current ratios at February 26, 2000, November 27, 1999, and February 27, 1999, were 2.64 to 1, 2.53 to 1, and 2.34 to 1, respectively.

The Company's primary investing activities are capital expenditures for the renovation of existing stores, improved technology and additional equipment. The Company spent approximately $2.5 million and $8.7 million during the first quarter of 2000 and 1999, respectively, for renovation of existing stores, improved technology and additional equipment. The Company intends to finance the remaining fiscal 2000 capital expenditures of approximately $26 million, consisting primarily of improved technology, 30 to 35 store remodels, new stores, additional manufacturing capabilities and routine maintenance with funds generated from operations, sales of real estate, and borrowings under the 1999 Credit Agreement. During the first quarter of 2000, the Company sold two real estate properties related to stores previously closed for approximately $2.8 million of cash proceeds.

The Company's most significant financing activity is and will continue to be the retirement of indebtedness. Although the Company's consolidated indebtedness is and will continue to be substantial, management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations during the past 12 months and the expected results of operations in the future, cash flow from operations and borrowing availability under the 1999 Credit Agreement should provide sufficient liquidity to meet all cash requirements for the next 12 months without additional financing. As a result of the Chapter 11 filing in July 1997, trade creditors significantly shortened credit terms. The Company believes that progress with regard to lengthening terms and reestablishing trade credit is continuing, but availability of trade credit cannot be assured.

FORWARD-LOOKING STATEMENTS

Statements above in the subsections of this report entitled "Costs and Expenses," "New Accounting Pronouncements" and "Liquidity and Capital Resources" such as "unlikely", "intend", "estimates", "believe", "expect", "anticipate" and similar expressions, which are not historical, are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance.

Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of the Company and investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of customer demand; stability of the work force; supplier support; consumer spending and debt levels; interest rates; housing activity; lumber prices; product mix; growth of certain market segments; weather; an excess of retail space devoted to the sale of building materials; the successful implementation of an Internet ordering system; and the success of the Company's strategy, including its e-commerce opportunities. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge or on the Company's web site, www.payless.cashways.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

No material changes in the Company's exposure to certain market risks have occurred from the discussion contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed as part of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended November 27, 1999.

REVIEW BY INDEPENDENT AUDITORS

The condensed financial statements of Payless Cashways, Inc. for the thirteen week periods ended February 26, 2000, and February 27, 1999, have been reviewed by KPMG LLP, independent auditors. Their report is included in this filing.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are presently no material legal proceedings to which Payless is a party or of which its property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         The Company has appointed Richard B. Witaszak as Senior Vice President of Finance and Chief Financial Officer. Mr. Witaszak joins the Company with over 15 years of experience in all areas of accounting and finance, including both retail and wholesale operations. Most re-cently he served as executive vice president and chief financial officer of Fred's, Inc., a multi-unit retailer.

Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.

                4.1 Letter agreement with Congress Financial Corporation (Central) dated March 8, 2000.

               10.1(a)* Form of Employment  Agreement  (Form A) between  Payless and certain executive officers.

               10.1(b)* Form of Employment  Agreement  (Form B) between  Payless and certain executive officers.

               15.1     Letter re unaudited financial information - KPMG LLP.

               27.1     Financial data schedule.

         b.     Reports on Form 8-K.

                None

         *Represents   a  management   contract  or  a   compensatory   plan  or
          arrangement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PAYLESS CASHWAYS, INC.
                                          (Registrant)


Date:  April 6, 2000               By:    /s/  Timothy  R. Mertz


                                   Timothy R. Mertz, Acting Chief
                                   Financial Officer and Vice President-Treasury (Principal Financial Officer and Principal Accounting Officer)