Form 10-Q
period 2000-05-27
PAYLESS CASHWAYS INC
filed 2000-07-06
CIK 76744

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
  / X / Quarterly report pursuant to Section 13 or 15(d) of the Secu-rities Exchange Act of 1934

                  For the quarterly period ended May 27, 2000

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

There were 20,000,000 shares of Common Stock, $.01 par value, outstanding as of July 2, 2000

PAYLESS CASHWAYS, INC.



                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

STATEMENTS OF OPERATIONS (Unaudited) (1)


                                                          Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                   ------------------------------        -------------------------------
                                                           May 27,        May 29,               May 27,          May 29,
(In thousands, except per share amounts)                    2000           1999                  2000             1999
                                                   ------------------------------        -------------------------------

Income

     Net sales                                      $    421,730       $    492,728       $     768,843      $    884,601
     Other income                                            871                719               1,335             1,064
                                                    -------------------------------       -------------------------------
                                                         422,601            493,447             770,178           885,665

Costs and expenses

     Cost of merchandise sold                            311,818            366,713             561,524           652,652
     Selling, general and administrative                  89,378            108,683             183,201           215,200
     Special (credits) charges, net (2) and (3)               --             (5,400)                 --           (5,400)
     Provision for depreciation and amortization (4)       6,137              9,223              15,073            18,159
     Interest expense                                     10,636              8,909              20,722            17,522
                                                    -------------------------------        ------------------------------
                                                         417,969            488,128             780,520           898,133
                                                    -------------------------------        -------------------------------

               INCOME (LOSS) BEFORE INCOME TAXES           4,632              5,319             (10,342)          (12,468)

Federal and state income taxes                             3,398              2,503              (6,334)           (5,323)
                                                    -------------------------------       --------------------------------

                               NET INCOME (LOSS)    $      1,234       $      2,816       $      (4,008)         $ (7,145)
                                                    ===============================       ================================


Weighted average common shares outstanding                20,000             20,000              20,000            20,000
                                                    -------------------------------       --------------------------------
Net income (loss) per common share-basic (5)        $       0.06               0.14       $      (0.20)             (0.36)
                                                    ===============================       ================================

Weighted average common and dilutive
     common equivalent shares outstanding                 20,224             20,156              20,000            20,000
                                                    -------------------------------       --------------------------------

Net income (loss) per common share-diluted (5)      $       0.06               0.14       $      (0.20)             (0.36)
                                                    ===============================       ================================




See notes to condensed financial statements

CONDENSED BALANCE SHEETS (Unaudited) (1)

                                                                    May 27,            November 27,              May 29,
(In thousands)                                                       2000                   1999                  1999
                                                               ---------------------------------------------------------
ASSETS

     CURRENT ASSETS

       Cash and cash equivalents                                $      1,135           $       1,111         $     7,054
       Merchandise inventories (6)                                   374,111                 349,332             385,934
       Prepaid expenses and other current assets                      15,849                  22,013              21,917
       Income taxes receivable                                           675                     679                 773
       Deferred income taxes                                              --                      --               2,138
                                                                --------------------------------------------------------
                                        TOTAL CURRENT ASSETS         391,770                 373,135             417,816

     OTHER ASSETS

       Real estate held for sale                                       5,898                   8,851              13,247
       Deferred financing costs                                        3,443                   3,944               2,572
       Other                                                           1,433                   1,549               1,569

     LAND, BUILDINGS, EQUIPMENT AND SOFTWARE                         414,267                 407,812             406,814
       Allowance for depreciation and amortization                   (81,467)                (66,900)            (51,037)
                                                                --------------------------------------------------------

TOTAL LAND, BUILDINGS, EQUIPMENT AND SOFTWARE                        332,800                 340,912             355,777
                                                                --------------------------------------------------------
                                                                $    735,344           $     728,391         $   790,981
                                                                ========================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt                        $        174          $      3,265          $     10,156
       Trade accounts payable                                         51,881                51,480                74,210
       Other current liabilities                                      74,433                88,645               100,350
           Income taxes payable                                        1,646                 1,851                 2,013
       Deferred income taxes                                           7,923                 2,157                    --
                                                                --------------------------------------------------------
                                   TOTAL CURRENT LIABILITIES         136,057               147,398               186,729

     LONG-TERM DEBT, less portion
       classified as current liability (7)                           407,881               374,154               395,736

     NON-CURRENT LIABILITIES
       Deferred income taxes                                          19,163                31,263                35,931
       Other                                                          22,954                22,279                18,297

     SHAREHOLDERS' EQUITY
       Common Stock, $.01 par value, 50,000,000 shares

         authorized, 20,000,000 shares issued                            200                   200                   200
         Additional paid-in capital                                  183,600               183,600               183,600
       Accumulated deficit                                           (34,511)              (30,503)              (29,512)
                                                                ---------------------------------------------------------
                                  TOTAL SHAREHOLDERS' EQUITY         149,289               153,297               154,288
                                                                --------------------------------------------------------
                                                                $    735,344          $    728,391          $    790,981
                                                                ========================================================


See notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (1)

                                                                                         Twenty-Six Weeks Ended
                                                                             ---------------------------------------------
                                                                                   May 27,                      May 29,
(In thousands)                                                                      2000                         1999
                                                                             ---------------------------------------------

Cash Flows from Operating Activities

     Net loss                                                                $          (4,008)                  $ (7,145)
     Adjustments to reconcile net loss to net cash
       Used in operating activities:
         Non-cash special credits (2)                                                       --                     (10,600)
         Depreciation and amortization                                                  15,073                      18,159
         Deferred income taxes                                                          (6,334)                     (5,323)
         Non-cash interest                                                                 660                         797
         Other                                                                            (678)                        480
     Changes in assets and liabilities                                                 (32,627)                    (27,492)
                                                                             ----------------------------------------------
     NET CASH USED IN OPERATING ACTIVITIES                                             (27,914)                    (31,124)

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                                         (8,049)                    (30,293)
     Proceeds from sale of land, buildings and equipment                                 5,630                       8,378
     Decrease (increase) in other assets                                                   116                         (74)
                                                                             -----------------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                              (2,303)                    (21,989)

Cash Flows from Financing Activities

     Principal payments on long-term debt                                               (8,121)                    (13,733)
     Net proceeds from revolving credit facility                                        38,757                      72,000
     Other                                                                                (395)                        (50)
                                                                             ----------------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                          30,241                      58,217
                                                                             ----------------------------------------------
     Net increase in cash and cash equivalents                                              24                       5,104
     Cash and cash equivalents, beginning of period                                      1,111                       1,950
                                                                             ---------------------------------------------
     Cash and cash equivalents, end of period                                $           1,135            $          7,054
                                                                             =============================================

See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

Twenty-six weeks ended May 27, 2000, and May 29, 1999.

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

(2) The Company recorded a $10.6 million ($5.6 million after tax) non-cash curtailment gain in the second quarter of 1999 in connection with its non-contributory defined benefit pension plan. Benefits under the pension plan were frozen effective June 17, 1999. The curtailment gain is included in special (credits) charges, net, in the accompanying statements of operations for the periods ended May 29, 1999.

(3) A special charge of $5.2 million ($2.8 million after tax) was recorded in the second quarter of fiscal 1999 in connection with the closing of five stores. In addition, the Company recorded an inventory write-down of $3.4 million ($1.8 million after tax), included in cost of merchandise sold, in connection with the store closings.

(4) The Company reassessed the useful lives of certain classes of fixed assets during the second quarter of fiscal 2000. The approximate effect of this change in estimate on the thirteen weeks ended May 27, 2000 was a $2.8 million reduction in the provision for depreciation and amortization.

(5) Basic earnings per common share have been computed based on the weighted-average number of common shares outstanding during the period. Dilutive earnings per common share are computed based on the weighted-average number of common shares plus potential common shares outstanding during the period, when dilutive, consisting of certain stock options. Given the net loss reported for the twenty-six weeks ended May 27, 2000, and May 29, 1999, the impact of considering such stock options would be antidilutive.

(6) Approximately 80% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $3.3 million lower than reported at May 27, 2000, and $1.4 million lower than reported at May 29, 1999, respectively.

(7)      Long-term debt consisted of the following:

                                                                    May 27,             November 27,             May 29,
       (In thousands)                                                2000                   1999                  1999
                                                                ----------------------------------------------------------
       1999 Credit Agreement, variable interest rate            $    222,143           $    183,386           $        --
       1997 Credit Agreement, variable interest rate                 106,169                109,415               313,220
       Mortgage loan, variable interest rate                          78,875                 83,686                91,654
       Other senior debt                                                 868                    932                 1,018
                                                                ----------------------------------------------------------
                                                                     408,055                377,419               405,892
       Less portion classified as current liability                     (174)                (3,265)              (10,156)
                                                                ----------------------------------------------------------
                                                                $    407,881           $    374,154           $   395,736
                                                                ==========================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Income

Net sales for the quarter ended May 27, 2000, decreased 12.2% on a same store basis and 14.4% from the same period in 1999 in total. (Same stores are those open one full year.) Net sales for the first half of 2000 decreased 10.6% on a same-store basis and 13.1% from the same period of 1999 in total. The same-store sales decrease for the quarter and the first half of 2000 is primarily due to price deflation in lumber and wallboard products, competitive pressures and certain actions taken during the first half of fiscal 2000 to continue developing a sustainable profit model. These actions included a shift in product mix to higher margin items, elimination of certain non-profitable customer relationships and products, and a shift in certain of the Company's mass marketing programs to target more specific customer segments. Same-store sales to professional customers during the second quarter of 2000 decreased 6.8% and same-store sales to do-it-yourself customers declined 18.2%. Sales decreases in total for both periods are partially a result of closing 6 stores in the past twelve months whose sales were $1.3 million and $29.2 million in the first half of 2000 and 1999, respectively.

Costs and Expenses

Cost of merchandise sold as a percent of sales was 73.9% and 74.4% for the second quarter of 2000 and 1999, respectively. For the first half of 2000 and 1999, cost of merchandise sold as a percent of sales was 73.0% and 73.8%, respectively. The improvement for the second quarter and first half of 2000 was due to fewer inventory write-downs and markdowns versus the prior year and lower costs associated with sourcing programs. Increased supplier support was also a positive factor in the first half of 2000. The aforementioned benefits were partially offset by price deflation in lumber and wallboard products in comparison to the prior year and the Company's continued shift in sales mix to the lower margin professional customer.

Selling, general and administrative expenses were 21.2% and 22.1% of sales for the second quarter of 2000 and 1999, respectively. For the first half of 2000 and 1999, selling, general and administrative expenses were 23.8% and 24.3% of sales, respectively. The decrease as a percent of sales for the second quarter and first half of 2000 was due primarily to reductions in personnel expenses, decreases in the cost of risk management programs and lower advertising and marketing costs. Selling, general and administrative expenses for the second quarter and first half of 2000 decreased approximately $19.3 million and $32.0 million, respectively, compared to the same periods of the prior year also primarily because of reductions in the aforementioned items.

The provision for depreciation and amortization was 1.5% of sales and 1.9% of sales for the second quarter of 2000 and 1999, respectively. For the first half of 2000 and 1999, the provision for depreciation and amortization was 2.0% and 2.1% of sales respectively. The decrease as a percent of sales for the second quarter and first half of 2000 resulted from a reassessment of the estimated useful lives of certain fixed asset classes and an overall decrease in depreciation expense due to store closures during 1999.

Interest expense for the second quarter and first half of 2000 increased compared to the same periods of 1999 primarily due to higher interest rates and, to a lesser extent, higher borrowing levels in 2000.

The income tax benefit for the first half of 2000 was $6.3 million compared to $5.3 million for the first half of 1999. The effective tax rates for both periods were different from the 35% statutory rate primarily due to various expenses that are permanently non-deductible for income tax purposes. In addition, the effective tax rate for 2000 reflects the utilization of a long-term capital loss carry-forward resulting from the sale of a certain partnership interest. Such tax benefits reflect management's estimates of the annual effective tax rates at the end of each quarter and are subject to change throughout the year.

Net Income (Loss)

Net income for the quarter ended May 27, 2000, was $1.2 million compared to $2.8 million for the same period of 1999. Excluding the effect of special charges/credits and the reassessment of depreciable asset lives, the results for the second quarter of 2000 and 1999, were net income of $0.5 million and a net loss of $0.1 million, respectively. For the first half of

2000, net loss was$4.0 million compared to $7.1 million for the same period of 1999. Excluding the effect of special charges/credits and the reassessment of depreciable asset lives, net loss for the first half of 2000 and 1999 would have been $5.1 million and $9.9 million, respectively. Net earnings for the first half of 2000 improved compared to 1999 primarily due to improved gross margin management, continued expense control, a reduction in depreciation expense due to the reassessment of estimated useful lives for certain fixed asset classes and the tax benefit from the capital loss carry-forward. The de-crease in second quarter net earnings was due to the effects of non-routine items recorded in 1999 and the higher effective tax rate in the current pe-riod, somewhat offset by lower depreciation expense in the current period. Basic and diluted income per common share were $0.06 and $0.14 for the second quarters of 2000 and 1999, respectively, while basic and diluted loss per common share were $0.20 and $0.36 for the first halves of 2000 and 1999, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement, as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities- an Amendment of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair market values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The FASB has delayed the effective date of implementing the standard until January 1, 2001, and therefore, the Company will not be required to adopt SFAS 133 until the first quarter of fiscal 2001. The Company does not presently believe that it will have a significant effect on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $27.9 million for the first half of 2000 compared to $31.1 million for the same period of 1999. The decrease in cash used in operating activities was primarily due to cash generated from regular operating activities, an approximate $9.6 million improvement over fiscal 1999. This improvement was partially offset by a reduction in working capital items compared to the first half of 1999. The primary use of cash from operations during the first half of both periods was seasonal additions to merchandise inventories. During the first half of 2000 and 1999, the Company used cash of approximately $1.8 million and $6.7 million, respectively, in operating activities related to the execution of the 1999 and 1998 restructuring plans.

Borrowings are available under the 1999 Credit Agreement to supplement cash generated by operations. At May 27, 2000, $18.5 million was available for borrowing under the 1999 Credit Agreement. At May 27, 2000, working capital was $255.7 million compared to $225.7 million and $231.1 million at November 27, 1999 and May 29, 1999, respectively. The current ratios at May 27, 2000, November 27, 1999, and May 29, 1999, were 2.88 to 1, 2.53 to 1, and 2.24 to 1, respectively.

The Company's primary investing activities are capital expenditures for the renovation of existing stores, improved technology, and additional equipment. The Company spent approximately $8.0 million and $30.3 million during the first half of 2000 and 1999, respectively, for renovation of existing stores and additional equipment; 1999 expenditures also included the purchase of ten previously leased stores for approximately $14.4 million. The Company intends to finance the remaining fiscal 2000 capital expenditures of approximately $15 million, consisting primarily of improved technology, 20 to 25 store remodels, new stores, additional manufacturing capabilities and routine maintenance with funds generated from operations, sales of real estate, and borrowings under the 1999 Credit Agreement. During the first halves of 2000 and 1999, the Company sold three and six real estate properties, respectively, related to stores previously closed for approximately $4.2 million and $7.1 million of cash proceeds, respectively, which were applied to outstanding debt.

The Company's most significant financing activity is and will continue to be the retirement of indebtedness. Although the Company's consolidated indebtedness is and will continue to be substantial, management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations during the past 12 months and the expected results of operations in the future, cash flow from operations and bor-rowing availability under the 1999 Credit Agreement should provide suffi-cient liquidity to meet all cash requirements for the next 12 months without additional financing sources. As a result of the Chapter 11 filing in July 1997, trade creditors significantly shortened credit terms. The Company
believes  that  progress  with regard to lengthening   terms and  reestablishin
trade credit is  continuing, but availability of trade credit cannot be assured.

FORWARD-LOOKING STATEMENTS

Statements above in the subsections entitled "Costs and Expenses," and "Liquidity and Capital Resources" and in this subsection of this report such as "estimated", "believe", "expect" and similar expressions, which are not historical, are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance.

Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of the Company and investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of customer demand; stability of the work force; supplier support; the successful implementation of an Internet ordering system; consumer spending and debt levels; interest rates; new and existing housing activity; commodity prices; product mix; growth of certain market segments; weather; an excess of retail space devoted to the sale of building materials and the success of the Company's strategy, including its e-commerce opportunities. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge or on the Company's web site, payless.cashways.com.

REVIEW BY INDEPENDENT AUDITORS

The condensed financial statements of Payless Cashways, Inc. for the thirteen week and twenty-six week periods ended May 27, 2000 and May 29, 1999, have been reviewed by KPMG LLP, independent auditors. Their report is included in this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

No material changes in the Company's exposure to certain market risks have occurred from the discussion contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1999.

                                                PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

       There are presently no material legal proceedings to which Payless is a party or of which its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held April 19, 2000. Stockholders voted in favor of the nominees for director: Peter G. Danis(17,417,344 for, 161,220
withheld) David G Gundling  (17,416,776 for, 161,788  withheld)  and   Donald E.

Roller  (17,417,341 for, 161,223 withheld).  Directors    who  were   previously
elected and whose term of office as a director  continued  after   the   meeting
were Max D. Hopper, Peter M. Wood, Millard E. Barron, and H. D. Cleberg.


Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.

                4.0 Long-term debt instruments of Payless in amounts not exceeding ten percent (10%) of the total assets of Pay-less will be furnished to the Commission upon request.
                10.1(a)* Form of Employment  Agreement  (Form A) between Payless and certain executive officers.

                10.1(b)* Form of Employment  Agreement  (Form B) between Payless and certain executive officers.

                15.1     Letter re unaudited financial information - KPMG LLP.

                27.1     Financial data schedule.

         b.     Reports on Form 8-K.

                No reports on Form 8-K were filed by Payless during the quarter ended May 27, 2000.

         *Represents   a  management   contract  or  a   compensatory   plan  or
          arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       PAYLESS CASHWAYS, INC.
                                                       Registrant)


Date:  July 6, 2000                           By:      /s/Richard B. Witaszak


                                              Richard B. Witaszak, Senior Vice
                                              President-Finance and Chief Finan-
                                              cial Officer (Principal  Financial
                                              Officer and Principal   Accounting
                                              Officer)