Form 10-Q
period 2000-08-26
PAYLESS CASHWAYS INC
filed 2000-09-25
CIK 76744

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
  / X / Quarterly report pursuant to Section 13 or 15(d) of the Secu-rities Exchange Act of 1934

                  For the quarterly period ended August 26, 2000

                                       or

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

       None

(Former Name,Former Address and Former Fiscal Year,if Changed Since Last Report)

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 20,000,000 shares of Common Stock, $.01 par value, outstanding as of September 15, 2000.

PAYLESS CASHWAYS, INC.


                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

STATEMENTS OF OPERATIONS (Unaudited) (1)

                                                           Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                    -------------------------------       --------------------------------
                                                         August 26,      August 28,          August 26,        August 28,
(In thousands, except per share amounts)                    2000            1999                2000              1999
                                                    -------------------------------       --------------------------------
Income

     Net sales                                      $    391,815       $    492,160       $   1,160,658      $  1,376,761
     Other income                                            403                523               1,738             1,587
                                                    -------------------------------       --------------------------------
                                                         392,218            492,683           1,162,396         1,378,348

Costs and expenses

     Cost of merchandise sold (3)                        284,866            362,217             846,390         1,014,869
     Selling, general and administrative (4)              84,732            108,052             267,933           323,252
     Special charges (credits), net (2) and (3)              ---                ---                 ---            (5,400)
     Provision for depreciation and amortization (5)       7,605             10,563              22,678            28,722
     Interest expense                                     10,606              8,636              31,328            26,158
                                                    -------------------------------       --------------------------------
                                                         387,809            489,468           1,168,329         1,387,601
                                                    -------------------------------       --------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                          4,409              3,215              (5,933)           (9,253)

Federal and state income taxes                             2,056              1,502              (4,278)           (3,821)
                                                    -------------------------------      ---------------------------------

NET INCOME (LOSS)                                   $      2,353       $      1,713       $      (1,655)         $ (5,432)
                                                    ================================      ================================


Weighted average common shares outstanding                20,000             20,000              20,000            20,000
                                                    --------------------------------      --------------------------------

Net income (loss) per common share-basic (6)        $       0.12       $       0.09       $       (0.08)     $       (.27)

                                                    ================================      ================================
Weighted average common and dilutive
     common equivalent shares outstanding                 20,082             20,170              20,000            20,000
                                                    --------------------------------      --------------------------------

Net income (loss) per common share-diluted (6)      $       0.12       $       0.09          $    (0.08)     $       (.27)
                                                    ================================      ================================


See notes to condensed financial statements

CONDENSED BALANCE SHEETS (Unaudited) (1)

                                                                   August 26,            November 27,           August 28,
(In thousands)                                                       2000                   1999                  1999
                                                                ----------------------------------------------------------
ASSETS

     CURRENT ASSETS

       Cash and cash equivalents                                $        990           $       1,111         $     2,241
       Merchandise inventories (7)                                   337,576                 349,332             361,687
       Prepaid expenses and other current assets                      17,263                  22,013              22,716
       Income taxes receivable                                           ---                     679                 773
       Deferred income taxes                                             ---                     ---                  69
                                                                ---------------------------------------------------------
                                        TOTAL CURRENT ASSETS         355,829                 373,135             387,486

     OTHER ASSETS

       Real estate held for sale                                       5,680                   8,851               4,730
       Deferred financing costs                                        3,114                   3,944               2,202
       Other                                                           1,474                   1,549               1,505

     LAND, BUILDINGS, EQUIPMENT & SOFTWARE                           422,412                 407,812             413,902
       Allowance for depreciation and amortization                   (89,047)                (66,900)            (61,486)
                                                                 --------------------------------------------------------
TOTAL LAND, BUILDINGS, EQUIP. AND SOFTWARE                           333,365                 340,912             352,416
                                                                ---------------------------------------------------------

                                                                $    699,462           $     728,391         $   748,339
                                                                =========================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt (8)                    $      5,178          $      3,265          $     10,160
       Trade accounts payable                                         46,505                51,480                68,000
       Other current liabilities                                      68,546                88,645                96,407
       Income taxes payable                                            1,037                 1,851                 1,924
       Deferred income taxes                                          10,931                 2,157                   ---
                                                                ---------------------------------------------------------
                                   TOTAL CURRENT LIABILITIES         132,197               147,398               176,491

     LONG-TERM DEBT, less portion
       classified as current liability (8)                           373,500               374,154               362,185

     NON-CURRENT LIABILITIES
       Deferred income taxes                                          18,232                31,263                35,364
       Other                                                          23,891                22,279                18,298

     SHAREHOLDERS' EQUITY
       Common stock, $.01 par value, 50,000,000 shares
         authorized, 20,000,000 shares issued                            200                   200                   200
       Additional paid-in capital                                    183,600               183,600               183,600
       Accumulated deficit                                           (32,158)              (30,503)              (27,799)
                                                                ---------------------------------------------------------
                                  TOTAL SHAREHOLDERS' EQUITY         151,642               153,297               156,001
                                                                ---------------------------------------------------------

                                                                $    699,462          $    728,391          $    748,339
                                                                =========================================================


See notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (1)

                                                                                         Thirty-Nine Weeks Ended
                                                                             ----------------------------------------------
                                                                                    August 26,                   August 28,
(In thousands)                                                                         2000                         1999
                                                                             ---------------------------------------------
Cash Flows from Operating Activities

     Net loss                                                                $          (1,655)               $     (5,432)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
         Non-cash special credits (2)                                                      ---                     (10,600)
         Depreciation and amortization                                                  22,678                      28,722
         Deferred income taxes                                                          (4,257)                     (3,821)
         Non-cash interest                                                                 990                       1,217
         Other                                                                          (1,066)                        481
     Changes in assets and liabilities                                                  (8,703)                    (12,046)
                                                                             ----------------------------------------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 7,987                      (1,479)

Cash Flows from Investing Activities

     Additions to land, buildings, equipment and software                              (14,240)                    (38,757)
     Proceeds from sale of land, buildings and equipment                                 5,740                      15,920
     (Increase) decrease in other assets                                                    75                         (13)
                                                                             ----------------------------------------------

     NET CASH USED IN INVESTING ACTIVITIES                                              (8,425)                    (22,850)

Cash Flows from Financing Activities

     Principal payments on long-term debt                                               (8,275)                    (21,280)
     Net proceeds from revolving credit facility                                         9,534                      46,000
     Other                                                                                (942)                       (100)
                                                                             ----------------------------------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                             317                      24,620
                                                                             ----------------------------------------------

     Net increase (decrease) in cash and cash equivalents                                 (121)                        291
     Cash and cash equivalents, beginning of period                                      1,111                       1,950
                                                                             ---------------------------------------------
     Cash and cash equivalents, end of period                                $             990            $          2,241
                                                                             =============================================


See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) Thirty-nine weeks ended August 26, 2000, and August 28, 1999.

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

(3) A special charge of $5.2 million ($2.8 million after tax) was recorded in the second quarter of fiscal 1999 in connection with the closing of five stores. In addition, the Company recorded in the second quarter of 1999 an inventory write-down of $3.4 million ($1.8 million after tax), included in cost of merchandise sold, in connection with the store closings.

(4) Insurance expense in the third quarter of fiscal 2000 was favorably impacted by a change in estimate in liability reserves for worker's compensation claims, as a result of recent settlements with insurance carriers. The approximate effect of this change in estimate on the thirteen weeks ended August 26, 2000 was a $1.9 million reduction in selling, general and administrative expense. Conversely, operating expense was unfavorably impacted by non-recurring commercial credit account write-offs, resulting from final conversion issues associated with the Company's change in third party credit providers at the beginning of fiscal 2000.

(5) A charge of $1.1 million for accelerated depreciation on certain leasehold improvements was recorded in the third quarter of 1999. Additionally, the Company reassessed the useful lives of certain classes of fixed assets during the second quarter of fiscal 2000. The approximate effect of this change in estimate on the thirteen weeks and thirty-nine weeks ended August 26, was a $0.7 million and $2.5 million reduction in the provision for depreciation and amortization, respectively.

(6) Basic earnings per common share have been computed based on the weighted-average number of common shares outstanding during the period. Dilutive earnings per common share are computed based on the weighted-average number of common shares plus potential common shares outstanding during the period, when dilutive, consisting of certain stock options. Given the net loss reported for the thirty-nine weeks ended August 26, 2000, and August 28, 1999, the impact of considering such stock options would be antidilutive.

(7) Approximately 80% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. If the FIFO (first-in, first-out) method of inventory accounting had been used by the Company, inventories would have been $3.3 million lower and $1.7 million lower than reported at August 26, 2000, and August 28, 1999, respectively.

 (8)   Long-term debt consists of the following:

                                                                        August 26,         November 27,         August 28,
       (In thousands)                                                      2000                1999                1999
                                                                       ----------------------------------------------------

       1999 Credit Agreement, variable interest rate                   $    192,920        $    183,386       $        ---
       1997 Credit Agreement, variable interest rate                        106,048             109,415            286,088
       Mortgage loan, variable interest rate                                 78,875              83,686             85,279
       Other senior debt                                                        835                 932                978
                                                                       ----------------------------------------------------
                                                                            378,678             377,419            372,345
       Less portion classified as current liability                          (5,178)             (3,265)           (10,160)
                                                                       ----------------------------------------------------
                                                                       $    373,500        $    374,154       $    362,185
                                                                       ====================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Income

Net sales for the third quarter of fiscal 2000, decreased 20.4% from the same period of fiscal 1999 in total and 18.6% on a same-store sales basis. (Same stores are those open one full year.) Net sales for the first three quarters of 2000 decreased 15.7% from the same period of 1999 in total and decreased 13.4% on a same-store sales basis. The same store sales decrease for the quarter and the first three quarters of 2000 is primarily due to significant deflation in lumber and wallboard prices, competitive pressures and ongoing business restructuring designed to create a sustainable profit model. This business restructuring included a change in the Company's mass marketing programs to target more specific customer segments, a shift in product mix to higher margin items and elimination of certain unprofitable customer relationships and products. Same-store sales to professional customers during the third quarter of 2000 decreased 14.3% and same-store sales to do-it-yourself customers declined 23.8%. Sales decreases in total for both periods are partially a result of closing 6 stores in the past twelve months whose sales were $1.3 million and $41.2 million in the first three quarters of 2000 and 1999, respectively.

Costs and Expenses

Cost of merchandise sold as a percent of sales was 72.7% and 73.6% for the third quarter of fiscal 2000 and 1999, respectively. For the first three quarters of 2000 and 1999, cost of merchandise sold as a percent of sales was 72.9% and 73.7%, respectively. The improvement for the third quarter and first three quarters of 2000 was due to improvements in sourcing and vendor-support programs and fewer inventory write-downs and markdowns versus the prior year. These improvements were partially offset by price deflation in lumber and wallboard products in comparison to the prior year and the Company's continued shift in sales mix to the lower margin professional customer.

Selling, general and administrative expenses were 21.6% and 22.0% of sales for the third quarter of fiscal 2000 and 1999, respectively. For the first three quarters of 2000 and 1999, selling, general and administrative expenses were 23.1% and 23.5% of sales, respectively. The decrease as a percent of sales for the third quarter and the first three quarters of 2000 was due primarily to reductions in personnel expenses, decreases in the cost of risk management programs and lower advertising and marketing costs. Selling, general and administrative expenses for the third quarter and first three quarters of 2000 decreased approximately $23.3 million and $55.3 million, respectively, compared to the same periods of the prior year also primarily due to reductions in the aforementioned items.

The provision for depreciation and amortization was 2.0% and 2.1% of sales for the third quarter of fiscal 2000 and 1999, respectively. For the first three quarters of 2000 and 1999, the provision was 2.0% and 2.1% of sales, respectively. The decrease as a percent of sales for the third quarter and the first three quarters of 2000 resulted from a $1.1 million depreciation charge for accelerated depreciation on certain leasehold improvements recorded in the third quarter of 1999, a reassessment of the useful lives of certain fixed asset classes during 2000 which reduced the provision for depreciation and amortization by $0.7 million and $2.5 million for the third quarter and first three quarters of 2000, respectively, and an overall decrease in depreciation expense due to store closures in 1999.

Interest expense for the third quarter and first three quarters increased compared to the same periods of 1999 primarily due to higher interest rates in 2000 and, to a lesser extent, higher average borrowing levels in 2000.

The income tax benefit for the first three quarters of fiscal 2000 was $4.3 million compared to $3.8 million for the first three quarters of fiscal 1999. The effective tax rates for both periods were different from the 35% statutory rate primarily due to various expenses that are permanently non-deductible for income tax purposes. In addition, the effective tax rate for 2000 reflects the utilization of a long-term capital loss carry-forward resulting from the sale of a certain partnership interest. Such tax benefits reflect management's estimates of the annual effective tax rates at the end of each quarter and are subject to change throughout the year.

Net Income (Loss)

Net income for the quarter ended August 26, 2000, was $2.4 million compared to $1.7 million for the same period of fiscal 1999. For the first three quarters of 2000, net loss was $1.7 million compared to $5.4 million for the same period of 1999. Net earnings for the first three quarters of 2000 improved compared to 1999 primarily due to improved gross margin management, continued expense control, a reduction in depreciation expense due to the reassessment of estimated useful lives for certain fixed asset classes, the tax benefit from the capital loss carry-forward and special charges recorded in the second quarter of 1999. The increase in third quarter net earnings was due to significant expense reductions and a decrease in depreciation expense due to the aforementioned and a charge for accelerated depreciation recorded in the third quarter of 1999. These items were offset somewhat by higher interest expense in the third quarter of 2000. Basic and diluted net income per common share were $0.12 and $0.09 for the third quarter of 2000 and 1999, respectively, while basic and diluted net loss per common share were $0.08 and $.27 for the first three quarters of 2000 and 1999, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $8.0 million for the first three quarters of fiscal 2000 compared to cash used in operating activities of $1.5 million for the same period of fiscal 1999. The increase in cash from operating activities was primarily caused by decreases in merchandise inventories and improved earnings in 2000. During the first three quarters of 2000 and 1999, the Company used cash of approximately $2.6 million and $3.4 million, respectively, in operating activities related to the execution of the 1999 and 1998 restructuring plans.

Borrowings are available under the 1999 Credit Agreement to supplement cash generated by operations. At August 26, 2000, $5.3 million was available for borrowing under the 1999 Credit Agreement. At August 26, 2000, working capital was $223.6 million compared to $225.7 million and $211.0 million at November 27, 1999, and August 28, 1999, respectively. The current ratios at August 26, 2000, November 27, 1999, and August 28, 1999, were 2.69 to 1, 2.53 to 1, and 2.20 to
1, respectively.

The Company's primary investing activities are capital expenditures for the renovation of existing stores, improved technology, and additional equipment. The Company spent approximately $14.2 million and $38.8 million during the first three quarters of fiscal 2000 and 1999, respectively, for renovation of existing stores, additional equipment and technological improvements; 1999 expenditures also included the purchase of ten previously leased stores for approximately

$14.4 million. The Company intends to fund the remaining estimated fiscal 2000 capital expenditures of approximately $6 million, consisting primarily of improved technology, 10 to 15 store remodels, new stores, additional manufacturing capabilities and routine capital improvements, with funds generated from operations. During the first three quarters of 2000 and 1999, the Company sold three and thirteen real estate properties, respectively, related to stores previously closed for approximately $4.2 million and $14.4 million of cash proceeds, respectively, which were applied to outstanding debt.

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

Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of the Company and investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of customer demand; stability of the work force; supplier support; commodity prices; new and existing housing activity; consumer spending and debt levels; product and customer mix; interest rates; growth of certain market segments; weather; an excess of retail space devoted to the sale of building materials; and the success of the Company's strategy. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge or on the Company's web site, www.payless.cashways.com.

REVIEW BY INDEPENDENT AUDITORS

The condensed financial statements of Payless Cashways, Inc. for the thirteen week and thirty-nine week periods ended August 26, 2000, and August 28, 1999, have been reviewed by KPMG LLP, independent auditors. Their report is included in this filing.

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

Item 4.  Submission of Matters to a Vote of  Security Holders.

         None.






Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.

                  4.0 Long-term debt instruments of the Company in amounts not exceeding ten percent (10%) of the total assets of the Company will be furnished to the Commission upo request.

                 10.1(b)*Form of Employment Agreement (Form B) between the  Com-
                         pany and certain executive officers.

                 15.1    Letter re unaudited financial information -  KPMG LLP.

                 27.1    Financial data schedule.

                 * Represents a management  contract or a  compensatory  plan or arrangement.

         b.     Reports on Form 8-K.

                No reports on Form 8-K were filed by the Company during the quarter ended August 26, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         PAYLESS CASHWAYS, INC.
                                                         (Registrant)


Date:  September 25, 2000                       By:      /s/Richard B. Witaszak


                                                Richard B. Witaszak, Senior Vice
                                                President-Finance and Chief Fin-
                                                ancial  Office (Principal Finan-
                                                cial   Officer   and   Principal
                                                Accounting Officer)