Form 10-K
period 2000-11-25
PAYLESS CASHWAYS INC
filed 2001-02-21
CIK 76744

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

                           For the fiscal year ended November 25, 2000
                                                             OR
                  /    /   Transition report pursuant to Section 13 or 15(d)  of
                           the Securities Exchange Act of 1934 [No fee required]

                           For the transition period from __________to__________

                                            Commission file number 0-4437

                                               PAYLESS CASHWAYS, INC.
                          (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                              42-0945849
State or Other Jurisdiction of                                  (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

800 NW Chipman Road, Suite 5900
P.O. Box 648001
Lee's Summit, Missouri                                                64064-8001
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of February 13, 2001, was $19,238,690.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.
YES / X /       NO /     /

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 20,000,000 shares of Common Stock, $.01 par value, outstanding as of February 13, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE:

Portions  of the  Annual  Proxy  Statement  for the  Annual   Meeting  of Stock-
holders to be held April 18, 2001 -- Part III.

                                    PART I

Item 1.  BUSINESS.
-------  ---------

General

         Payless Cashways, Inc. ("Payless" or the "Company") is the fourth largest retailer of building materials and home improvement products in the United States as measured by sales. The Company operates 128 retail building materials stores, (excluding 22 locations which were closed in January of 2001) and 5 Builders Resource wholesale facilities in 17 states located in the Midwestern, Southwestern, Pacific Coast, and Rocky Mountain areas. The stores operate under the names Payless Cashways Building Materials, Furrow Building Materials, Lumberjack Building Materials, Hugh M. Woods Building Materials, Knox Lumber, Contractor Supply and PCI Builders Resource. Each store is designed as a one-stop source that provides the professional builder, remodel and repair contractor, institutional buyer, and project-oriented do-it-yourself customer with a dominant selection of quality products and services needed to build, improve, and maintain home, business, farm or ranch properties at competitive prices. The Company's merchandise assortment in each retail store currently averages approximately 27,000 items in the following categories: lumber, plywood and building materials; millwork; farm and ranch products; tools; hardware and housewares; electrical and plumbing products; paint; lighting; home decor; kitchens; decorative plumbing and bath; heating, ventilating and cooling (HVAC); work apparel; and seasonal items. The Company believes that the combination of a full-line lumberyard, an attractive hardware store/showroom offering, a deep product mix tailored to serve the professional customer, a high level of in-store customer assistance concerning product usage and installation, an array of services including credit, delivery, estimating and design services as well as targeted marketing distinguishes Payless retail outlets from most competitors. Additionally, the Builders Resource wholesale locations utilize the Company's existing Distribution center sites and manufacturing facilities to better serve the professional builder market segment.

         The Company's primary focus is on the professional customer. Professionals ("Pros") include professional builders, remodel and repair contractors, and institutional buyers. In their retail stores the Company also serves do-it-yourselfers ("DIY-ers") who enjoy shopping "where the Pros shop" for both project-oriented projects and for convenience items. With a full-line lumberyard, a complete hardware store and outstanding customer service, the Company is well positioned to compete. The Company's 2000 revenues were approximately 57% from sales to the Pro customer and 43% from sales to the DIY customer.

         The Company's business is somewhat seasonal with the peak selling months being May through September, and the lower sales months occurring in December through February. Because of this seasonality, the Company builds inventory in the lower sales months in anticipation of the peak selling season. This inventory build is financed by trade accounts payable and borrowings under the 1999 Credit Agreement and a seasonal credit facility overline, as needed. An average Payless store currently carries approximately $1.8 million of inventory, and during fiscal 2000, sales at Payless stores averaged approximately $10.0 million per store.

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

Business Strategy

         Objectives

         The Company's principal financial objectives are to:
1)  increase market share in the professional segment,
2) maintain a substantial share of business with the project-oriented DIY segment,
3)  continue to improve its balance sheet, and
4)  grow revenue, earnings and stockholder value.

         Strategy

         The Company believes it is particularly well-positioned to serve the needs of professional customers. It enjoys economies of scale, buying power and professional management that the traditional outlets supplying the professional customer commonly do not have. These advantages, along with the tailored product assortment, a full array of services and outside sales force, position each outlet to supply local Pros and national professional customers.

         A specialized and separate sales and service staff is dedicated to serving the professional customer. Professional sales representatives have assigned customers for whom they provide service tailored to the customer's business needs. Sales representatives call on professional customers at their places of business and job sites. The sales representatives have detailed information regarding account purchases and the profitability of their accounts. The Company believes that this level of customer service and type of sales management system are effective in increasing purchases and improving profitability from current professional customers as well as building customer loyalty. These sales people work from the contractor sales offices and serve by phone customers who do not require job site presence. In certain markets, this activity has been centralized by establishing call-centers. The outside sales representatives are managed and directed by 17 Market Sales Managers who provide a uniform approach to personnel selection, training and sales activities. The Company also has national account managers who target businesses, often with geographically dispersed sites, that utilize large amounts of building materials and improvement products for repair and maintenance, new construction projects, and insurance rehabilitation work.

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

         Strategic Initiatives

         The Company's ongoing market research regarding the Pro indicates that, while the Company has established significant business with this group, substantial growth opportunities remain. Industry research indicates that a significant number of customers prefer a distinctly different type of shopping experience (human scale; finished, well-lighted showrooms; full-line, drive-through lumberyards) as compared to a warehouse-store format. Payless Cashways retail stores offer such a shopping experience. The Company expects the professional builder, the remodel and repair contractor and institutional buyer to continue to be the primary source of growth in their retail locations. In order to increase market share with these customers, the Company has planned to attract and retain more large-volume accounts whose business is often job-site direct. The 5 Builders Resource wholesale locations leverage the Company's existing Distribution channels as well as the dedicated outside sales force to better serve the professional builder market segment.

         The Company is currently implementing systems to utilize its e-commerce strategy to generate sales and increase customer service. The evolution of e-commerce provides the Company additional opportunities to interact with customers and increase sales. The Company believes it is strategically positioned to take advantage of this evolving convergence of "bricks and clicks".

Development is complete that will provide Internet or phone order fulfillment through currently under-utilized distribution channels to provide nationwide product sourcing and delivery. The Company has deployed a web-based special order procurement system to all of its locations and is developing the ability to create category specific e-catalogs. The Company has also partnered with select Internet firms to provide their customers with the ability to order products and delivery services via the Internet. Additionally, the Company has developed its own wireless communications applications to provide customers greater accessibility to its store locations and the Store Support Center.

         Manufacturing capabilities have been added in certain markets to better serve the needs of professional customers. The Company recognizes significant opportunity in this area and owns and operates four facilities that manufacture doors and trim products and a plant that manufactures engineered roof and floor trusses, wall and floor panels, and stair systems. The Company believes that these capabilities help position it to be the supplier of choice for the large-volume professional builder and remodeler and plans to continue developing these in additional markets.

         The Company's strategy of focusing on the Pro customer has the effect of drawing project-oriented consumers as well. Sales to project-oriented consumers make up about 43% of the Company's current revenues, and while the Company will focus on the Pro, it intends to continue to serve this profitable segment of customers. Knowledgeable employees, high quality products with brand names, full-line, drive-through lumberyards, consistent in-stock position, all the products needed to complete a project and a well merchandised shopping environment are important to the project-oriented DIY customer, as well as the Pro. In the retail locations, project-oriented DIY-ers are similar to the Pro customer with regard to the brands preferred and the importance of stocking high quality lumber. The Company believes that many of the steps it has taken to serve the Pro customer have also had a positive impact on sales to the project-oriented DIY customer. The Company also recognizes that the lifestyle of the target Pro customer includes products for the Pro's own home and family. Most of these Pro customers are already in the Company's locations on a regular basis, and the Company intends, as a convenience to that customer, to identify and stock certain related items that might otherwise be purchased elsewhere. These products are also appealing to the project-oriented do-it-yourselfer who likes to shop where the Pro shops.

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

Merchandising and Marketing

         During 2000, Payless' full-line retail stores sold a broad range of building material products, currently averaging approximately 27,000 items, many of which are nationally advertised brand-name items. The Company continues to improve its attractiveness to customers through reviewing its assortment, bringing in new products, determining the best supplier, and updating displays. The focus is on categories where the Company can be dominant such as lumber, building materials, hardware, tools, plumbing, electrical, and paint. Payless categorizes its product offerings into the classes described below:

         Lumberyard - Dimensional lumber, plywood, siding, roofing materials, fencing materials, windows, doors and moldings, paneling, ceiling tiles, insulation materials, and drywall.

         Hardware - Electrical wire and wiring  materials,  plumbing  materials, power and hand tools, paint and painting supplies, lawn and garden products, door locks, fasteners, heating and cooling products, housewares, work apparel, interior and exterior lighting, bathroom fixtures and vanities, kitchen cabinets, flooring, and wallcoverings.

         During the last three fiscal years, these product classifications accounted for the following percentages of Payless' sales:

                                       2000              1999            1998
                                       ----              ----            ----
           Lumberyard                   53 %              53 %            51 %
           Hardware                     47                47              49
                                       ----              ----            ----
                                       100 %             100 %           100 %
                                       ====              ====            ====

         Payless addresses its primary target customers through a mix of targeted mailings, special customer events, and newspaper advertising. Additionally, the Company participates in or hosts a variety of Pro-focused events, national trade association shows, and conferences. In fiscal 2000 the Company shifted it's marketing emphasis from a mass advertising format to a targeted marketing approach.

Consequently , during fiscal 2000, the Company's expenditures on all forms of marketing, net of vendor program allowances, totaled approximately $8.9 million or 0.6% of sales, versus $20.0 million or 1.1% of sales during fiscal 1999.


Store Management and Personnel

         Payless coordinates the operation of its 128 retail building materials stores through 128 Store Managers, each of whom reports directly to one of 19 District Managers who in turn reports to one of three Regional Vice Presidents/Managers. Supervision and control over the individual stores are facilitated by means of detailed operating reports and regular store visits. Most of Payless Store Managers, and all of Payless District Managers and Regional Vice Presidents/Managers have been promoted from within Payless or from within the stores Payless has acquired. In addition, the Company continues to attract new talented store management from the retail industry. District Managers and Store Managers have, on average, more than ten years of experience with the Company. In addition to the retail operations staff, a dedicated outside sales group, managed and directed by 17 Market Sales Managers, coordinates sales to the professional market segment.

         The stores utilize a departmental management structure designed to provide a superior level of service to customers. Sales personnel are trained in customer service, product knowledge, selling skills, and systems and procedures. Formal classroom training sessions are supplemented with product clinics and special assignments.

Information Systems

         The Company has invested substantial time, effort, and dollars ensuring that technology and information are leveraged for maximum benefit throughout its entire enterprise. In-store-processors based upon current technology standards are an integral part of store management and support customer services with programs designed to enhance the shopping experience. Each of the Company facilities transmits daily transaction detail data including item-level sales from point-of-sale terminals equipped with the latest in scanning technology. This network also serves to provide automatic check authorization and on-line credit card processing. In addition to sales support and data gathering, the Company has built merchandising, inventory management, distribution, and promotional systems which are utilized at the store support center to manage the purchasing, movement, and marketing of product lines. A new global integrated purchasing system was implemented in fiscal 2000, which management believes will greatly improve inventory efficiency and replenishment.

Distribution and Suppliers

         The Company operates a total of seven distribution centers and five manufacturing locations. The distribution centers maintain inventories and ship product to stores one to three times per week. The Sedalia, Missouri distribution center handles small-sized, conveyable, high value items such as hardware, plumbing and electrical supplies, and hand tools. The Sedalia distribution center serves all 128 stores with some or all of their distribution-center-sourced replenishment, utilizing computerized receiving, storage and selection technology. The other six distribution centers handle commodity products and bulky manufactured products such as tubs, paneling and ceiling tile, operating with manual storage and selection systems to all retail and wholesale locations. The manufacturing locations assemble pre-hung doors, customized windows, engineered roof and floor trusses, wall and floor panels, and stair systems.

         In fiscal 2000, 52% of merchandise was channeled through the distribution centers for redistribution to individual stores. This benefits the Company in the areas of product cost, in-stock positions and inventory turnover.

         Payless   purchases   substantially   all  of  its   merchandise   from
approximately 3,100 suppliers, no one of which accounted for more than 5% of the Company's purchases during fiscal 2000.

Credit

         The Company offers credit to both its DIY and Pro customers. Purchases under national credit cards and the Company's private-label credit card program as a percentage of sales represented 27.1% in fiscal 2000, 27.0% in fiscal 1999, and 27.1% in fiscal 1998. Purchases under the Company's commercial credit program as a percentage of sales represented 38.8% in fiscal 2000, 37.7% in fiscal 1999, and 34.8% in fiscal 1998.

         The Company's private-label credit card program and commercial credit program are administered through agreements with a third-party administrator. Under these agreements, the costs of the credit programs represent a fixed percentage fee of charge sales. In addition, the Company substantially absorbs the cost of uncollectible commercial accounts. Accounts written off (net of recoveries) under the commercial credit program for the last three fiscal years were approx-imately: $6.2 million or 1.1% of net commercial credit sales for 2000, $10.9 million or 1.6% of net commercial credit sales for 1999, and $4.0 million or 0.6% of net commercial sales for 1998.

         In addition to the traditional commercial program, the Company offers a business revolving charge account as an alternative for commercial customers. Commercial credit is a key component of the services the Company offers to the professional customer and management believes that this option creates an opportunity to enhance customer satisfaction while reducing costs.

Competition

         The business of Payless is highly competitive. As a result of its focus on the professional customer, the Company competes with local independent lumberyards, independent wholesalers, supply houses, retail and wholesale distributors who market primarily to commercial and professional users. With regard to remodel and repair contractors and industrial buyers, the Company competes with local and national chains. On the consumer side, Payless encounters competition from national and regional chains, including those with a warehouse format, and from local independent wholesalers, supply houses and distributors. In recent years, the building materials retailing industry has experienced increased levels of competition as several national chains have expanded their operations. Certain of these competitors are larger in terms of capital and sales volume and have been operating longer than Payless in particular areas. Although there are a few national chains larger than Payless, its size and capabilities give Payless significant advantages over the hundreds of smaller distributors in the highly fragmented retail building materials industry. Payless' competition varies by geographical area, and the Company continues to differentiate itself by targeting the professional customer and the project-oriented DIY-er. Payless offers a full-line lumberyard, a deep mix of high quality products, high levels of customer service by knowledgeable employees and a well merchandised shopping environment in the retail stores, and market competitive pricing and service tailored to the professional builders business needs at the Builders Resource wholesale facilities.

Employees

         At November 25, 2000, Payless employed approximately 8,100 persons, 19% of whom were part-time, although the number of employees fluctuates seasonally. Management believes that employee relations are satisfactory. Less than 1% of Payless' employees are represented by a union.

         Forward-looking statements in the "Business" section of this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of the Company and investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; interest rates; stability of customer demand; stability of the work force; supplier and lender support; consumer spending and debt levels; new and existing housing activity; commodity prices-specifically lumber and wallboard; customer and product mix; growth of certain market segments; weather; an excess of retail space devoted to the sale of building materials; and the success of the Company's strategy, including its e-commerce opportunities.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name and age of all executive officers of Payless and their present positions and recent business experience.

                                                        Principal Occupation and
Name                      Age                       Five-Year Employment History
----                      ---                       ----------------------------

Millard E. Barron.........51              President and Chief Executive  Officer
First elected a director:                 of Payless  since June 1998; President
1998                                      of Zellers, Inc.   and  Executive Vice
                                          President of Hudson's Bay Company from
                                          September 1996 to February 1998;Senior
                                          Vice President  and  Chief   Operating
                                          Officer of the  International Division
                                          of Wal-Mart Stores,  Inc. from  August
                                          1994 to September  1996; and currently
                                          a director of American Homestar Corpo-
                                          ration.

Frank Chambers............56              Executive Vice  President-Professional
                                          Business Development of Payless  since
                                          March 2000; Vice President - Corporate
                                          Sales of  Moores Lumber  and  Building
                                          Supplies, Inc. from September 1999  to
                                          February  2000; Vice President-Mergers
                                          and Acquisitions of Pelican Companies,
                                          Inc. from May 1995 to June 1998; Pres-
                                          ident of Builders  Warehouse from Jan-
                                          uary 1994 to  April 1995;  Senior Vice
                                          President-Operations  of Central Trac-
                                          tor Farm and Family from January  1993
                                          to December 1993 and Senior Vice Pres-
                                          ident - Operations of  Wickes  Lumber,
                                          Inc.from January 1990 to January 1993.

David J. Krumbholz........46              Senior Vice President-Store Operations
                                          of Payless since  February  2000; Vice
                                          President-Store Operations of  Payless
                                          from  August  1999  to  February 2000;
                                          Vice  President-Professional  Business
                                          of Payless from July 1998  to   August
                                          1999;  and Regional Vice President  of
                                          Payless from August 1988 to July 1998.
                                          Mr. Krumbholz joined Payless in  Janu-
                                          ary 1976.

Edward L. Zimmerlin.......54              Senior Vice President -  Merchandising
                                          and  Marketing  of Payless since March
                                          1999  Vice President - General Manager
                                          of B B M bed,  bath & more, a division
                                          of Hudson's Bay Company, from February
                                          1998 to February  1999  Vice President
                                          - Hardlines of Zellers,  a division of
                                          Hudson's Bay Company, from  June  1997
                                          to  February   1998;   Executive  Vice
                                          President - Merchandising  and  Adver-
                                          tising  of Homeplace  Stores from  May
                                          1996 to March 1997;  and  Senior  Vice
                                          President-Merchandising  and Marketing
                                          of Family Dollar Stores from  February
                                          1995 to April 1996.

Richard B. Witaszak.......40              Senior  Vice  President - Finance  and
                                          Chief  Financial  Officer  of  Payless
                                          since April 2000; Executive Vice Pres-
                                          ident - Finance and  Chief   Financial
                                          Officer of Fred's Inc. from May   1996
                                          to March 2000;  Executive Vice  Presi-
                                          dent - Finance and  Operations of A.E.
                                          Cevite Inc. from October 1990 to April
                                          1996;  Manager-Financial Reporting  of
                                          J.P.  Industries, Inc. from  July 1989
                                          to  September  1990;  Audit Manager of
                                          Coopers & Lybrand from January 1985 to
                                          June 1989.

Kelly R. Abney............46              Vice President - Logistics and  Facil-
                                          ities of Payless since June 1998; Vice
                                          President -  Distribution  and  Trans-
                                          portation  of  Payless  from  February
                                          1997 to June 1998;  and Vice President
                                          - Logistics of  Pamida from  September
                                          1994 to February 1997.

James L. Deats............52              Vice President  - Information  Systems
                                          of Payless since  October  1998;  Vice
                                          President-Information Services  of One
                                          Price  Clothing,  Inc.  from July 1997
                                          to  April 1998; and  Vice  President -
                                          Information  Services  of  Pier  1 Im-
                                          ports,  Inc. from  September  1990  to
                                          February 1997.

Renae G. Gonner...........38              Vice  President - Marketing and Adver-
                                          tising  of Payless since October 1998;
                                          Director of Advertising and  Marketing
                                          Communications  of Payless from   July
                                          1996 to October  1998;  and   Creative
                                          Services Manager of Payless  from  No-
                                          vember 1993  to  July 1996. Mr.  H. D.
                                          Cleberg,  a   Director of the Company,
                                          is Ms. Gonner's father.

Louise R. Iennaccaro......56              Vice  President - Human  Resources  of
                                          Payless   since  February  1998;   and
                                          Director of Field  Human  Resources of
                                          Payless  from April 1989  to  February
                                          1998. Ms. Iennaccaro joined Payless in
                                          January 1987.


James P. Fitzpatrick......56              Vice  President  -  Merchandise  Plan-
                                          ning  and  Control  of  Payless  since
                                          December  2000;  Consultant to Payless
                                          from May 2000 to  November  2000;  Sr.
                                          Vice  President-Merchandise   Planning
                                          and Control of Hills Department Stores
                                          from February  1997 to April 1999; and
                                          Vice President-Hardlines  Replenishing
                                          of Montgomery Ward,   Inc.  from  Nov-
                                          ember  1995  to January 1997.

Kenneth D. Kuehn..........50              Vice President - Professional Sales of
                                          Payless since April 2000;  Vice Presi-
                                          dent - Sales and  Marketing  of Wickes
                                          Lumber,   Inc.  from  January  1998 to
                                          March  2000; and  District Vice Presi-
                                          dent of Wickes Lumber, Inc. from Octo-
                                          ber 1995 to December 1997.

Dennis R. Knowles.........36              Regional Vice President - Store Opera-
                                          tions of Payless since July 1998; Dis-
                                          trict  Manager of Payless from January
                                          1998 to June 1998; and Group Store Di-
                                          rector of Payless from  June  1994  to
                                          December 1997. Mr. Knowles joined Pay-
                                          less in January 1982.

Steven J. Schultz.........40              Regional Vice  President - Store Oper-
                                          ations of Payless since June 2000; Re-
                                          gional Executive of Payless  from July
                                          1999 to May 2000;  District Manager of
                                          Payless  from July 1996 to June  1999;
                                          and Director of Store  Operations   of
                                          Payless  from  December  1992 to  June
                                          1996.  Mr. Schultz joined  Payless  in
                                          January 1977.

Item 2.  PROPERTIES.
-------  -----------

         The Company's 128 building materials stores are located in the following states:

                Number of Stores

                Arizona...................  4      Missouri..................  8
                California................ 12      Nebraska..................  4
                Colorado.................. 18      Nevada....................  6
                Illinois..................  3      New Mexico................  3
                Indiana...................  6      Ohio......................  6
                Iowa...................... 10      Oklahoma..................  5
                Kansas.................... 11      Tennessee.................  1
                Kentucky..................  4      Texas..................... 23
                Minnesota.................  4

         Payless owns 120 of its store facilities and 112 of the 128 sites on which such stores are located. The remaining 8 facilities and 16 sites are leased. The leases provide for various terms. Mortgages or deeds of trust on 139 store parcels or sites held as real estate for resale secure existing indebtedness. The 5 Builders Resource wholesale facilities are located at Distribution center and manufacturing facility sites that are described below.

         Payless has generally located retail stores adjacent to residential areas of major metropolitan cities or adjacent to major arteries in smaller communities that are convenient to the Pro and DIY customer. Builders Resource wholesale operations are primarily located at existing distribution centers or manufacturing sites in established markets. Operation of multiple stores in a trade area permits more effective supervision of stores and provides certain economies in distribution expenses and advertising costs. Each of Payless' 128 retail stores has an average total selling space of approximately 179,000 square feet consisting of 32,000 square feet of indoor display space and 147,000 square feet of lumberyard. In addition, each retail store has an average of 51,000 square feet of warehouse space. The average Payless store occupies approximately nine acres of land.

         During the fourth quarter of fiscal 2000, 22 underperforming stores began a closing process that was completed in January of 2001. Twelve and four stores were closed during fiscal years 1999 and 1998, respectively, and two and one stores were opened, respectively. No retail locations were opened in fiscal 2000.

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

         A substantial portion of the administrative, purchasing, advertising, accounting and information system functions is centralized at Payless' store support center in Lee's Summit, Missouri, a suburb of Kansas City. The Company leases its store support center under a lease expiring on October 31, 2009. The store support center occupies approximately 156,000 square feet of a single-story building.

                           See also "Strategic  Initiatives"   and "Distribution
and Suppliers" in Item 1, above.

Item 3.  LEGAL PROCEEDINGS.
-------  -----------------

         There are presently no material legal proceedings to which Payless is a party or of which any of its property is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         None.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MAT-TERS.
------- ------------------------------------------------------------------------

         Payless Cashways, Inc. Common Stock is traded on the over-the-counter bulletin board (ticker symbol PCSH). The number of registered holders of the Company's Common Stock at November 25, 2000, was 4,781. No cash dividends have been declared on the Common Stock since 1988. Certain of the Company's debt instruments contain restrictions on the declaration and payment of dividends on, or the making of any distribution to the holders of, or the acquisition of, any shares of Common Stock.

                                                  2000                      1999
               ------------------------ ------------------------- -------------------------
                 Price range of             High          Low         High          Low
                 Common Stock
               ------------------------ ------------ ------------ ------------ ------------

                      First quarter         2.88         1.28         2.69          1.19

                      Second quarter        3.25         1.66         2.53          1.38

                      Third quarter         1.84         1.22         2.44          1.56

                      Fourth quarter        1.53         1.10         2.00          1.28


Item 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

FIVE-YEAR FINANCIAL SUMMARY
                                                       Reorganized Company                           |     Predecessor Company
In thousands, except per share           -------------------------------------------------------------------------------------------
amounts, percentages and ratios                 2000           1999          1998           1997     |      1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                 $  1,492,783   $  1,811,365  $  1,906,862   $        N/A   |$  2,285,281    $  2,642,829
Cost of merchandise sold                     1,098,527      1,333,968     1,420,787            N/A   |   1,676,658       1,906,734
                                         -------------------------------------------------------------------------------------------
Gross Profit                                   394,256        477,397       486,075            N/A   |     608,623         736,095
Selling, general and administrative            340,474        420,382       443,031            N/A   |     555,745         611,357
Reorganization items (a)                            --             --            --            N/A   |      25,455              --
Fresh-start revaluation (a)                         --             --            --            N/A   |     355,559              --
Special charges (credits), net (b) and (c)      20,400         (4,315)        7,421            N/A   |      73,539          67,881
Other Income                                    (2,064)        (1,982)       (2,998)           N/A   |      (4,934)         (8,076)
Depreciation and amortization                   30,067         40,167        37,044            N/A   |      54,182          59,125
                                         -------------------------------------------------------------------------------------------
Operating Income                                 5,379         23,145         1,577            N/A   |    (450,923)          5,808
Interest expense                                41,552         35,763        37,162            N/A   |      61,251          60,488
Interest income (d)                                 --             --            --            N/A   |          --          (4,900)
                                         -------------------------------------------------------------------------------------------
Income (loss) before income taxes              (36,173)       (12,618)      (35,585)           N/A   |    (512,174)        (49,780)
Federal and state income taxes                 (15,622)        (5,211)      (13,218)           N/A   |     (90,406)        (30,702)
                                         -------------------------------------------------------------------------------------------
Income (loss) before extraordinary item        (20,551)        (7,407)      (22,367)           N/A   |    (421,768)        (19,078)
Extraordinary item  (e)                             --           (729)           --            N/A   |     133,176              --
                                         -------------------------------------------------------------------------------------------
Net loss                                  $    (20,551)  $     (8,136) $    (22,367)  $        N/A   |$   (288,592)   $    (19,078)
                                         ===========================================================================================
                                                                                                     |
Net loss per common share-basic and                                                                  |
   diluted                                $      (1.03)  $      (0.41)        (1.12)           N/A   |
Weighted average common shares outstanding      20,000         20,000        20,000            N/A   |
Current ratio                                     2.52           2.81          2.40           2.39   |         N/A            1.44
Working capital                           $    200,432   $    240,502  $    221,524   $    280,838   |$        N/A    $    136,754
Total assets                              $    677,658   $    728,391  $    747,312   $    911,341   |$        N/A    $  1,293,118
Long-term debt                            $    363,432   $    374,154  $    336,557   $    424,031   |$        N/A    $    618,667
Stockholders' equity                      $    132,746   $    153,297  $    161,433   $    183,800   |$        N/A    $    289,731
Capital expenditures                      $     22,647   $     47,213  $     26,864   $        N/A   |$     65,601    $     43,985
Income from operations before interest,
   depreciation and amortization (f)      $     67,646   $     62,847  $     50,482   $        N/A   |$     68,505    $    138,661

(a) In connection with its Chapter 11 filing on July 21, 1997, the Company recorded reorganization items in 1997. The Company also adopted fresh-start accounting, as of November 29, 1997, as a result of its emergence from bankruptcy under its plan of reorganization effective date, December 2, 1997. The Company has implemented the required accounting for entities emerging from bankruptcy in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and reflected the effects of such adoption in the balance sheet as of November 29, 1997. Under fresh-start reporting, the balance sheet of



     November 29, 1997, became the opening balance sheet of the Reorganized Company. Fresh Start Reporting resulted in material changes to the Consolidated Balance Sheet, including valuation of assets and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the ongoing business. The financial statements of the Predecessor Company are not comparable in material respects to the financial statements of the Reorganized Company. Accordingly, a vertical line is shown to separate financial information of the Predecessor Company and the Reorganized Company.

(b) In 2000, special charges consisted of restructure costs associated with the closing of 22 stores and administrative staff elimination costs. In 1999, special charges consisted of costs associated with the closing of six stores and the elimination of administrative staff; special credits consisted of a curtailment gain as a result of freezing benefits under the Company's pension plan. Special charges for 1998 consisted of costs associated with the elimination of staff at the Company's headquarters and regional administration centers and the closing of eight stores. Special charges for 1997 and 1996 consisted of costs associated with the closing of 29 stores and nine stores, respectively.

(c) Asset impairment charges for 1997 and 1996 consist of a reduction of goodwill and certain real estate carrying values, net of amounts estimated to be recoverable, and the recording of a liability for future store lease payments.

(d) During 1996, the Company recorded a federal income tax benefit of $23.7 million and related interest income of $4.9 million pursuant to legislation and a settlement with the Internal Revenue Service.

(e) During 1999 and 1997, the Company recorded a $0.7 million and $5.0 million charge, after tax, related to the early extinguishment of debt, respectively, and a $138.2 million extraordinary gain, after tax, related to debts discharged in its Chapter 11 reorganization during 1997.

(f) Income from operations before interest, depreciation and amortization is utilized by the Company as a measure for managing cash flow in its day-to-day operations. The amounts are before the special charges and asset impairment charges, reorganization items, and fresh-start revaluation. Inventory write-downs reflected in cost of merchandise sold in 2000, 1999, 1998, 1997 and 1996 of $11.8 million, $3.4 million, $4.4 million, $10.7 million and $5.8 million, respectively, related to the closing of 22, 5, 8, 29 and 9 underperforming stores, respectively, are also excluded. Income from operations before interest, depreciation and amortization is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. As presented, this indicator may not be comparable to similarly titled measures reported by other companies and may not necessarily be an accurate means of comparison between all companies, since not all companies necessarily calculate this indicator in an identical manner. Income from operations before interest, depreciation and amortization is not intended to represent cash flows for the period or funds available for management's discretionary use. Nor has it been represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

FIVE-YEAR OPERATIONAL SUMMARY
Average sales per facility, number                                 Reorganized Company                |       Predecessor Company
of customers, gross square feet and            -------------------------------------------------------------------------------------
retail square feet are in thousands                2000 (a)            1999               1998        |         1997     1996(b)
------------------------------------------------------------------------------------------------------------------------------------
Number of retail facilities                            150              151                161        |          164         192
Average same-store sales per facility           $    9,952       $   11,975        $    11,711        |  $    12,600   $  13,107
Number of customers                                 31,646           38,769             42,741        |       50,743      56,736
Average sales per customer                      $    47.17       $    46.72        $     44.61        |  $     45.04   $   45.81
Number of employees                                  8,089           10,146             10,930        |       12,782      16,664
Average sales per employee                      $  184,545       $  174,740        $   171,316        |  $   162,099   $ 152,228
Gross square feet (total)                           14,080           14,080             14,491        |       15,550      17,578
Retail square feet (inside)                          4,854            4,854              5,251        |        5,334       6,209
Sales per retail square foot                    $   307.54       $   365.25        $    356.59        |  $    388.44   $  408.56
Percent decrease in same-store sales                 (15.1)%           (0.8)%             (7.3)%      |         (6.6)%      (2.5)%

(a) Includes 22 stores in the process of closing at November 25, 2000. Does not include 5 Builders Resource facilities that were in various stages of start-up at November 25, 2000.

(b) Fiscal 1996 was a 53-week year. All 1996 data has been computed on a 52-week basis.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------  -----------------------------------------------------------------------

Results of Operations
---------------------

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and notes thereto found beginning at page F-1 in this Form 10-K.

Operating Data
                                                                                               Fiscal Year Ended
                                                                            -------------------------------------------------------
                                                                                Nov. 25,         Nov. 27,            Nov. 28,
                                                                                  2000             1999                199
                                                                            --------------------------------------------------------

percent of net sales
Net sales.......................................................                  100.0 %           100.0 %          100.0 %
Cost of merchandise sold........................................                   73.6              73.6             74.5
                                                                                   ----              ----             ----
Gross Profit....................................................                   26.4              26.4             25.5

Selling, general and administrative.............................                   22.8              23.2             23.2
Other income....................................................                   (0.1)             (0.1)            (0.1)
Special charges (credits), net..................................                    1.3              (0.2)             0.4
Provision for depreciation and amortization.....................                    2.0               2.2              1.9
                                                                                   ----              ----             ----
Operating Income................................................                    0.4               1.3              0.1

Interest expense................................................                    2.8               2.0              2.0
                                                                                   ----              ----             ----
Loss before income taxes........................................                   (2.4)             (0.7)            (1.9)

Federal and state income taxes..................................                   (1.0)             (0.3)            (0.7)
                                                                                   ----              ----             ----
Loss before extraordinary item .................................                   (1.4)             (0.4)            (1.2)

Extraordinary item .............................................                    --                --               --
Net loss........................................................                   (1.4) %           (0.4) %          (1.2) %
                                                                                   ====              ====             ====

Sales

         Net sales for fiscal 2000 decreased 15.1% on a same-store basis from fiscal 1999 and decreased 17.6% in total. Same-stores are those open one full year. On a same-store basis, sales to professional customers decreased 9.9%, while sales to the do-it-yourself customer declined by 21.2%. Same-store sales for the last nine months of the year were negatively impacted by a dramatic decline in commodity prices (primarily lumber and wallboard). The relative commodity price indices declined approximately 17% during fiscal 2000, and, based on the product mix, approximately 35% of the Company's inventory was adversely impacted. The Company believes that rising interest rates during fiscal 2000 also contributed to the decline in professional sales, although the Company is not able to estimate the amount of such impact. Additionally, the Company transitioned from a mass advertising format to a targeted marketing approach in fiscal 2000, which had a significant negative influence on sales to do-it-yourself customers. The Company has a number of initiatives planned during 2001 such as increased focus on pneumatic tools and concrete accessories and products that are designed to significantly increase Pro sales.

         Net sales for fiscal 1999 decreased 0.8% on a same store basis from fiscal 1998 and decreased 5.0% in total. The sales decrease, in total, is a result of closing 12 stores in fiscal 1999 and four stores in fiscal 1998 whose sales were $38.4 million and $120.1 million for fiscal 1999 and 1998, respectively. On a same-store basis, sales to professional customers increased 7.3%, while sales to the do-it-yourself customer declined by 9.0%. Same store sales for the second half of the year were negatively impacted by competitive pressures, particularly from store closing activities related to a major competitor, and a slight decrease in commodity prices.

Costs and Expenses

         The cost of merchandise sold, as a percent of sales, was 73.6% in fiscal 2000, 73.6% in fiscal 1999, and 74.5% in fiscal 1998. Inventory write-downs related to store closings were $11.8 million, $3.9 million, and $4.4 million for fiscal 2000, 1999 and 1998, respectively, which was 0.8%, 0.2% and 0.2% of sales, respectively. Excluding the effects of inventory write-downs related to store closings, the decrease in cost of merchandise sold as a percent of sales during 2000 was primarily due to lower product acquisition costs and improvements in inventory loss controls. Also excluding the effects of inventory write-downs related to store closings, the decrease in cost of merchandise sold during 1999 was mostly due to reduced promotional activity and lower product acquisition costs. Cost of merchandise sold in fiscal 2000, 1999, and 1998 benefited from a $0.2 million, $0.9 million, and a $2.4 million LIFO credit, respectively, related to liquidations of LIFO inventories and deflation.

         Selling, general and administrative expenses, as a percent of sales, were 22.8%, 23.2%, and 23.2% for fiscal 2000, 1999, and 1998, respectively. The 2000 reductions in selling, general and administrative expenses, in dollars, and as a percent of sales were primarily the result of initiatives undertaken in 2000 to reduce store as well as corporate overhead and personnel costs. Additionally, curtailment of the Company's non-contributory defined benefit plan in fiscal 1999 resulted in a reduction of $3.1 million in general expense in fiscal 2000. Insurance expense in 2000 was favorably impacted by a change in estimate in liability reserves for worker's compensation claims, as a result of settlements with insurance carriers. The approximate effect of this change was a $1.9 million reduction in selling, general and administrative expense. The 1999 reductions in selling, general and administrative expenses, in dollars, were primarily the result of closed stores.

         In the fourth quarter of 2000 the Company recorded a special charge of $20.4 million ($12.8 million after tax) in connection with the closing of 22 stores and the reduction of administrative staff. During the second quarter of 1999, a non-cash curtailment gain of $10.6 ($6.2 million after tax) was recorded in connection with freezing the Company's non-contributory defined benefit plan. Special charges of $5.2 million ($3.1 million after tax) and $1.1 million ($0.6 million after tax) were recorded in the second and fourth quarters of 1999, respectively, in connection with the closing of five stores and the closing of an additional store as well as the reduction of administrative staff, respectively. A special charge of $5.6 million ($3.5 million after tax) was recorded in the first quarter of 1998 for severance costs related to the reduction of staff at the Company's home office and regional administrative centers. In addition, special charges of $0.8 million ($0.5 million after tax) and $1.0 million ($0.6 million after tax) were recorded in the third and fourth quarters of 1998, respectively, in connection with the closing of three and five stores, respectively. The Company will continue to review assets for impairment, particularly given the ongoing competitive environment for building materials retailing. Additional details on the special charges are set forth in Note G to the Financial Statements.

         The provision for depreciation and amortization for fiscal 2000 decreased compared to fiscal 1999 partially because of accelerated depreciation charges of $3.1 million recorded in 1999 on certain leasehold improvements and assets related to closed stores. Additionally, the Company reassessed lives of certain classes of fixed assets during the second quarter of fiscal 2000. The approximate effect of this change in estimate on the fiscal 2000 expense was a $3.0 million reduction in the provision for depreciation and amortization. The remaining decline in the provision for depreciation and amortization in fiscal 2000 related to assets removed from service in connection with the store closings mentioned above.

         Interest expense increased to $41.6 million in fiscal 2000 compared to $35.8 million in 1999 primarily due to higher borrowing rates in 2000 and to a lesser extent higher borrowing levels in 2000. Interest expense decreased to $35.8 million in fiscal 1999 compared to $37.2 million in fiscal 1998 due primarily to lower borrowing levels in 1999 and, to some extent, lower rates in 1999.

         The effective tax rates for fiscal 2000, 1999 and 1998 were different from the 35% federal statutory rate primarily because of state income taxes.

Net Income (Loss)

         The Company had losses before extraordinary items of $20.6 million in 2000 compared to $7.4 million in 1999 and $22.4 million in 1998. The 2000 loss before extraordinary items reflects special charges for store closings and administrative reductions and non-recurring inventory write-downs for the same closed stores, discussed above. The 1999 loss before extraordinary items reflects special charges for store closings, non-recurring inventory write-downs, a special credit related to the freezing of the defined benefit pension plan, and accelerated depreciation, discussed above. The 1998 loss before extraordinary items reflects the special charges for severance and store closings, discussed above. Excluding the non-routine items recorded during fiscal 2000, 1999, and 1998, net loss for these years would have been $0.7 million, $5.8 million, and $14.9 million, respectively.

Comparative Operating Data
                                                                 Fiscal Year Ended
                  ------------------------------------------------------------------------------------------------------------------
                              November 25, 2000                   November 27, 1999                       November 28, 1998
                  ------------------------------------- -------------------------------------  -------------------------------------
In thousands           Pro Forma          Historical         Pro Forma          Historical          Pro Forma         Historical
                       (Excluding         (Including         (Excluding         (Including          (Excluding        (Including
                  Non-Routine Items) Non-Routine Items) Non-Routine Items) Non-Routine Items)  Non-Routine Items) Non-Routine Items)
                  ------------------ ------------------ ------------------ ------------------  ------------------ ------------------
Net sales and
other income            $1,492,783       $1,492,783          $1,811,365         $1,811,365        $1,906,862          $1,906,862
Income (loss) from
operations before
interest, deprecia-
tion and amortization   $   67,646       $   35,446          $   62,847         $   58,997        $   50,482          $   46,042
Net income (loss)       $     (652)      $  (20,551)         $   (5,837)        $   (8,136)       $  (14,913)         $  (22,367)

Financing Activities
--------------------

         On November 17, 1999, the Company completed a three-year $260 million revolving secured loan agreement with a new lender (the "1999 Credit Agreement"). A portion of the proceeds was used to retire the existing revolving credit facility and to reduce its existing term loan (the "1997 Credit Agreement"). These payments allowed the Company to secure an amendment to the 1997 term loan Credit Agreement that removed all current and future financial performance covenants, thereby improving its operating flexibility. Also, semi-annual principal payments on the remainder of the 1997 Credit Agreement term loan were deferred to the year 2001. The 1999 Credit Agreement and the 1997 Credit Agreement are described in more detail in Note B to the Financial Statements.

         At November 25, 2000, and November 27, 1999, the Company had approximately $373.6 million and $377.4 million, respectively, of indebtedness. The Company expects from time to time to incur additional seasonal indebtedness. On January 31, 2001, the Company seasonally expanded its revolving line of credit with supplemental loan participation from a third party. On January 31, borrowing availability under the Company's $260 million existing line of credit increased by 5% for a six-month time period. This additional participation of $15.0 million by the aforementioned third party as part of the 1999 Credit Agreement will support the 5% advance rate increase through July 31, 2001.

Liquidity and Capital Resources
-------------------------------

         The Company's principal source of cash is from operations. Cash provided by operating activities was $21.7 million in fiscal 2000 compared to cash used in operating activities of $2.4 million for fiscal 1999, and cash provided by operating activities of $53.1 million for fiscal 1998. The 2000 increase in cash provided by operating activities was primarily due to decreases in merchandise inventories. The 1999 decrease in cash from operating activities was primarily caused by decreased other current liabilities due to store closings. The 1998 contribution of cash provided by operating activities was primarily due to decreases in merchandise inventories and income tax refunds. During 2000, 1999, and 1998, the Company used cash of approximately $5.6 million, $1.9 million, and $12.5, respectively, in operating activities related to special charges. In fiscal 1998, the Company used cash of $10.2 million for costs related to the Chapter 11 filing. Additionally, $5.7 million of cash was used in fiscal 1998 to pay severance costs related to the reduction of staff at the Company's headquarters and regional administrative centers and to effect the store closings announced in September 1998.

         Borrowings are available under the 1999 Credit Agreement to supplement cash generated by operations. At January 26, 2001, $5.0 million was available for borrowing. Working capital was $200.4 million and $240.5 million at the end of fiscal 2000 and 1999, respectively. The current ratio was 2.52 to 1 and 2.81 to 1 at the end of fiscal 2000 and 1999, respectively. The primary reasons for the decrease in working capital and the current ratio were decreases in merchandise inventories.

         The Company's business is seasonal, with the winter months being the lowest sales months and the spring/summer months being the strongest sales period. As such, the Company typically generates a loss during the first quarter, and requires additional borrowings to fund operations, as well as to finance inventory build in anticipation of the peak-selling season. Accordingly, the Company's liquidity is mostly dependent on its ability to secure seasonal borrowings during the slow months, and its ability to generate sufficient sales to repay these borrowings during its peak-selling season.

         During the first two months of the first quarter of 2001, the Company has experienced a softening in its sales compared to the same months of the first quarter of fiscal 2000. This softness is attributable to three primary factors: significant commodity deflation, unusually adverse weather conditions in various parts of the country, and some degree of general industry economic slowdown. While management does not believe this softening will persist throughout the balance of fiscal 2001, the Company's liquidity position and its ability to comply with covenants contained in its loan agreements and to service its future obligations could be impacted if these conditions become more severe.

         During fiscal 2000 and 1999, the Company's primary investing activities were capital expenditures principally for the renovation of existing stores and additional equipment. The Company spent approximately $22.6 million, $47.2 million, and $26.9 million in fiscal 2000, 1999, and 1998, respectively, for renovation of existing stores, additional equipment and software. Fiscal 1999 expenditures also include those for improved technology as well as the purchase of ten previously leased stores for approximately $14.4 million. During 2000 and 1999, the Company sold 5 and 17 real estate properties, respectively, related to stores previously closed for approximately $6.5 million and $20.9 million of cash proceeds, respectively, which were used to reduce outstanding debt. Sale of closed store properties will continue in fiscal 2001. Based on current real estate contracts and estimates, the Company expects to receive approximately $30.0 million in fiscal 2001 as a result of sales from these properties. The proceeds of these sales will be used to retire existing indebtedness (see notes B and G to the Financial Statements). In fiscal 1998, the Company also received $5.8 million from the surrender of certain life insurance policies related to a terminated benefit plan. The Company's approximately $10.0-$15.0 million 2001 capital expenditure target consists primarily of improved technology, 10 to 15 store remodels, additional manufacturing capabilities and routine maintenance. Capital expenditures in 2001 will be financed with funds generated from operations.

         The Company's most significant financing activity is and will continue to be the retirement of indebtedness. The Company's 2001 target reduction for debt is in excess of $100 million. The Company's consolidated indebtedness is and will continue to be substantial. Management believes that cash flow generated from operations, borrowings available under the 1999 Credit Agreement, targeted reductions in working capital, and other lease financing sources will provide sufficient liquidity to meet all cash requirements for the next 12 months.

New Accounting Pronouncements
-----------------------------

         In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement, as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities- an Amendment of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair market values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The FASB has delayed the effective date of implementing the standard until January 1, 2001, and therefore the Company will not be required to adopt SFAS 133 until the first quarter of fiscal 2001. The Company does not presently expect that it will have a significant effect on its financial statements.

         In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which replaces SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for transfers occurring after March 31, 2001. However, for disclosure regarding securitizations and collateral, as well as recognition and reclassification of collateral, this standard will be effective for fiscal years ending after December 15, 2000. The Company is currently evaluating the impact of the adoption of this standard. The Company does not presently believe that the adoption of this standard will have a material effect on its financial position or results of operation.

Effects of Inflation
--------------------

         Significant deflation in lumber and wallboard inventory occurred in fiscal 2000. This inventory is consistently valued at the lower of cost or market. The Company experienced slight deflation in its non-lumber inventories during fiscal 2000, 1999, and 1998. Approximately 78% of the Company's inventory is valued using the LIFO inventory accounting method; therefore, current costs are reflected in the cost of merchandise sold, rather than in inventory balances.

Forward-Looking Statements
--------------------------

         Statements above in the subsections entitled "Sales," "Costs and Expenses," "Liquidity and Capital Resources," and "New Accounting Pronouncements," such as "unlikely", "intend", "estimated", "believe", "expect", "anticipate", "target" and similar expressions which are not historical are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance.

         Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of the Company and investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of customer demand; stability of the work force; supplier and lender support; consumer spending and debt levels; interest rates; new and existing housing activity; commodity prices-specifically lumber and wallboard; customer and product mix; growth of certain market segments; weather; an excess of retail space devoted to the sale of building materials; and the success of the Company's strategy. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, copies of which are available from the Company without charge or on the Company's web site, www.payless.cashways.com.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------  -----------------------------------------------------------

         The Company's most significant market risk exposure is changing interest rates. The table below provides information about the Company's variable rate debt obligations and presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company does not hold or issue derivative instruments for trading purposes.

              Expected                       Principal Due on                       Weighted
            Maturity Date                   Variable Rate Debt                Average Interest Rate
            -------------                   ------------------                ---------------------
                                               In thousands
               2001                          $    10,000                                   9.18%
               2002                              285,904                                   9.48%
               2003                                   --                                     --%
               2004                               76,906                                  10.62%
                                             -----------                                  -----

              Total                          $   372,810                                   9.72%
                                             ===========                                  =====

              Fair Value                     $   372,810                                   9.72%
                                             ===========                                  =====

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         The independent auditors' report, financial statements, and notes thereto are listed in the Index to Financial Statements and Financial Statement Schedule at page F-1 of this report and begin on page F-2.

Item 9.  CHANGES  IN AND   DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING   AN
         FINANCIAL DISCLOSURE.
-------  -----------------------------------------------------------------------

         None.


                                                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

         The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.

Item 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

         The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

         The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

         The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

         14 (b)       Reports on Form 8-K.

         No reports on form 8-K were filed by the Company during the quarter ended November 25, 2000.

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

                               PAYLESS CASHWAYS, INC.
                               (Registrant)

                               By /s/Millard E. Barron
                                  ----------------------------------------------
                                  Millard E. Barron, Principal Executive Officer
Dated:  February 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Payless and in the capacities and on the dates indicated.

              Signature                                            Title                                     Date
              ====================                 ======================================            =================
              /s/Millard E. Barron
              ----------------------
              Millard E. Barron                    President, Chief Executive Officer and            February 20, 2001
                                                   Director
                                                  (Principal Executive Officer)

              /s/Peter G. Danis
              ----------------------
              Peter G. Danis                       Non-Executive Chairman of the                     February 20, 2001
                                                   Board

              /s/H. D. Cleberg
              ----------------------
              H. D. Cleberg                        Director                                          February 20, 2001

              /s/David G. Gundling
              ----------------------
              David G. Gundling                    Director                                          February 20, 2001

              /s/Max D. Hopper
              ----------------------
              Max D. Hopper                        Director                                          February 20, 2001

              /s/Donald E. Roller
              ----------------------
              Donald E. Roller                     Director                                          February 20, 2001

              /s/Peter M. Wood
              ----------------------
              Peter M. Wood                        Director                                          February 20, 2001

              /s/Richard B. Witaszak
              ----------------------
              Richard B. Witaszak                  Senior Vice President-Finance                     February 20, 2001
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer and
                                                   Principal Accounting Officer)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS:

Independent Auditors' Report.                                                F-2

Management's Letter regarding Responsibility for Financial Statements        F-3

Statements of  Operations--fiscal years ended  November 25, 2000,   November 27,
1999, and November 28, 1998.                                                 F-4

Balance Sheets--November 25, 2000, and November 27, 1999.                    F-5

Statements of Cash  Flows--fiscal  years ended  November 25, 2000,  November 27,
1999, and November 28, 1998.                                                 F-6

Statements of Stockholders' Equity--fiscal years ended November 25, 2000, Novem-
ber 27, 1999, and November 28, 1998.                                         F-7

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

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Payless Cashways, Inc.:

We have audited the accompanying balance sheets of Payless Cashways, Inc. as of November 25, 2000 and November 27, 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended November 25, 2000. In connection with our audits of the financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended November 25, 2000. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Payless Cashways, Inc. as of November 25, 2000 and November 27, 1999 and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended November 25, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

January 12, 2001, except as to Note I, which is as of January 31, 2001

RESPONSIBILITY FOR FINANCIAL STATEMENTS

The financial statements of Payless Cashways, Inc. have been prepared by management in accordance with accounting principles generally accepted in the United States of America and necessarily include amounts based on management's judgment and best estimates. The presentation, integrity and consistency of the financial statements are the responsibility of management.

The financial statements have been audited by KPMG LLP, independent auditors. Their responsibility is to audit the Company's financial statements in accordance with auditing standards generally accepted in the United States of America and to express their opinion on these statements with respect to fairness of presentation of the Company's financial position, results of operations and cash flows.

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

STATEMENTS OF OPERATIONS
                                                                                           Fiscal Year Ended
                                                                      ---------------------------------------------------------
                                                                        November 25,         November 27,         November 28,
In thousands, except per share amounts                                      2000                 1999                 1998
-------------------------------------------------------------------------------------------------------------------------------
     Net sales                                                         $    1,492,783        $   1,811,365        $   1,906,862
     Cost of merchandise sold                                               1,098,527            1,333,968            1,420,787
                                                                       --------------------------------------------------------
     Gross Profit                                                             394,256              477,397              486,075

     Selling, general and
         administrative expenses--Notes E and F                               340,474              420,382              443,031
     Other income                                                              (2,064)              (1,982)              (2,998)
     Special charges (credits), net--Notes E and G                             20,400               (4,315)               7,421
     Provision for depreciation and amortization                               30,067               40,167               37,044
                                                                        -------------------------------------------------------
                                              OPERATING INCOME                  5,379               23,145                1,577

       Interest Expense                                                        41,552               35,763               37,162
                                                                        -------------------------------------------------------
                                       LOSS BEFORE INCOME TAXES               (36,173)             (12,618)             (35,585)

Federal and state income taxes--Note D                                        (15,622)              (5,211)             (13,218)
                                                                       --------------------------------------------------------

                                LOSS BEFORE EXTRAORDINARY ITEMS               (20,551)              (7,407)             (22,367)

Extraordinary item , net of income taxes--Note B                                   --                 (729)                  --
                                                                        -------------------------------------------------------

                                                       NET LOSS        $      (20,551)       $      (8,136)       $     (22,367)
                                                                       ========================================================

Weighted average common shares outstanding                                     20,000               20,000               20,000
                                                                       --------------------------------------------------------

Loss per common share before extraordinary items-basic and diluted     $        (1.03)       $        (.37)         $     (1.12)

Extraordinary item , net of income taxes                                           --                 (.04)                  --
                                                                       --------------------------------------------------------

Net loss per common share-basic and diluted--Notes A and C             $        (1.03)       $        (.41)               (1.12)
                                                                       ========================================================

See notes to financial statements

BALANCE SHEETS
                                                                                      -----------------------------------
                                                                                       November 25,          November 27,
In thousands                                                                               2000                  1999
-------------------------------------------------------------------------------------------------------------------------
ASSETS

     CURRENT ASSETS
         Cash and cash equivalents                                                    $      1,485          $      1,111
         Merchandise inventories--Notes A and B                                            311,489               349,332
         Prepaid expenses and other current assets                                          19,246                22,013
         Income taxes receivable--Note D                                                        --                   679
                                                                                      ----------------------------------
                                                      TOTAL CURRENT ASSETS                 332,220               373,135

     OTHER ASSETS
         Real estate held for sale--Notes A and G                                            3,785                 8,851
         Deferred financing costs--Notes A and B                                             3,051                 3,944
         Other                                                                               3,090                 1,549

     LAND, BUILDINGS, EQUIPMENT AND SOFTWARE--Notes A and B
         Land and land improvements                                                        101,099               100,741
         Buildings                                                                         235,894               225,945
         Equipment                                                                          51,820                46,865
         Capitalized software                                                               27,056                19,382
         Automobiles and trucks                                                             12,369                11,916
         Construction in progress                                                            2,733                 2,963
         Allowance for depreciation and amortization                                       (95,459)              (66,900)
                                                                                      ----------------------------------
                             TOTAL LAND, BUILDINGS, EQUIPMENT AND SOFTWARE                 335,512               340,912
                                                                                      ----------------------------------
                                                                                      $    677,658          $    728,391
                                                                                      ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
         Current portion of long-term debt--Note B                                    $     10,181          $      3,265
         Trade accounts payable                                                             38,633                51,480
         Salaries, wages and bonuses                                                        11,541                21,370
         Other accrued expenses--Notes E and G                                              55,000                40,732
         Taxes, other than income taxes                                                      9,996                11,778
         Income taxes payable--Note D                                                          927                 1,851
         Deferred income taxes--Note D                                                       5,510                 2,157
                                                                                      ----------------------------------
                                                 TOTAL CURRENT LIABILITIES                 131,788               132,633

     LONG-TERM DEBT, less portion classified as current
         liability--Note B                                                                 363,432               374,154

     NON-CURRENT LIABILITIES
         Deferred income taxes--Note D                                                      12,288                31,263
         Other--Note E                                                                      37,404                37,044

     STOCKHOLDERS' EQUITY--Notes A, B, and C
         Common stock, $.01 par value, 50,000,000 shares authorized,
           20,000,000 shares issued                                                            200                   200
         Additional paid-in capital                                                        183,600               183,600
         Accumulated deficit                                                               (51,054)              (30,503)
                                                                                      ----------------------------------
                                                TOTAL STOCKHOLDERS' EQUITY                 132,746               153,297
                                                                                      ----------------------------------
     COMMITMENTS AND CONTINGENCIES--Notes B, E, F and G
                                                                                      $    677,658          $    728,391
                                                                                      ==================================

See notes to financial statements

STATEMENTS OF CASH FLOWS
                                                                                             Fiscal Year Ended
                                                                        ---------------------------------------------------------
                                                                            November 25,       November 27,        November 28,
In thousands                                                                    2000               1999                1998
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net loss                                                           $    (20,551)         $     (8,136)       $    (22,367)
      Adjustments to reconcile net loss
          to net cash provided by operating activities:
        Depreciation and amortization                                          30,067                40,167              37,044
        Deferred income taxes                                                 (15,622)               (5,696)            (11,007)
        Non-cash interest                                                       1,371                 2,079                 829
        Special charges (credits), net--Note G                                 20,400                (4,315)              7,421
        Non-cash extraordinary item --Note B                                       --                   729                  --
        Other                                                                  (3,051)                  392                 452
      Changes in assets and liabilities:
        Decrease in merchandise inventories                                    37,843                   120              65,430
        (Increase) decrease in prepaid expenses
             and other assets                                                   2,767                (4,507)               (901)
        Decrease in income taxes receivable                                       679                   659              30,882
        Decrease in trade accounts payable                                    (12,847)                 (845)            (23,258)
        Decrease in other current liabilities                                 (19,352)              (23,096)            (31,380)
                                                                         ------------------------------------------------------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                        21,704                (2,449)             53,145

Cash Flows from Investing Activities
      Additions to land, buildings, equipment and software                    (22,647)              (47,213)            (26,864)
      Proceeds from sale of land, buildings and equipment                       8,170                22,457              43,987
      Decrease (increase) in other assets                                      (1,541)                  128               7,029
                                                                         ------------------------------------------------------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (16,018)              (24,628)             24,152

Cash Flows from Financing Activities
      Net (payments) proceeds related to revolving credit facility--Note B      6,470               251,386              (2,000)
      Principal payments on long-term debt--Note B                            (10,276)             (221,592)            (83,760)
      Fees and financing costs paid in connection with debt
        refinancing--Notes A and B                                               (478)               (3,433)             (1,548)
      Other                                                                    (1,028)                 (123)                 --
                                                                         ------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (5,312)               26,238             (87,308)
                                                                         ------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                              374                  (839)            (10,011)
Cash and cash equivalents, beginning of period                                  1,111                 1,950              11,961
                                                                         ------------------------------------------------------
Cash and cash equivalents, end of period                                 $      1,485          $      1,111        $      1,950
                                                                         ======================================================

See notes to financial statements

STATEMENTS OF STOCKHOLDERS' EQUITY
                                             Common       Additional
                                              Stock         Paid-in   Accumulated
In thousands                             $.01 Par Value     Capital     Deficit           Total
-----------------------------------------------------------------------------------------------
Balance at November 29, 1997                $     200     $183,600     $    --       $  183,800

   Net loss for the year                                                 (22,367)       (22,367)
                                            ---------------------------------------------------

Balance at November 28, 1998                $     200     $183,600     $ (22,367)    $  161,433

   Net loss for the year                                                  (8,136)        (8,136)
                                            ---------------------------------------------------

Balance at November 27, 1999                $     200     $183,600    $  (30,503)   $   153,297
                                            ===================================================

Net loss for the year                                                    (20,551)       (20,551)
                                            ---------------------------------------------------

Balance at November 25, 2000                $     200     $183,600     $ (51,054)    $  132,746
                                            ===================================================

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

Note A--Summary of Significant Accounting Policies

Description of Business: The Company is engaged in only one line of business--the retail sale of building materials and supplies. The Company operates 128 retail building materials stores, excluding 22 locations which were closed in January of 2001, and 5 Builders Resource facilities in 17 states located in the Midwestern, Southwestern, Pacific Coast, and Rocky Mountain areas. At November 25, 2000, the Company operated 151 stores in 18 states. The Company's primary customers include professionals and project-oriented do-it-yourselfers. In recent years, the building materials retailing industry has experienced increased levels of competition as several national chains have expanded their operations.

Fresh-Start Reporting: The Company has implemented the required accounting for entities emerging from bankruptcy in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and reflected the effects of such adoption in the balance sheet as of November 29, 1997. The reorganization value of the Company was allocated to the Reorganized Company's assets and liabilities in a manner similar to the purchase method of accounting for a business combination. Management obtained valuations from independent third parties which, along with other market and related information and analyses, were utilized in assigning fair values to assets and liabilities. Because of the application of fresh start reporting, the financial statements for periods after reorganization are not comparable in all respects to the financial statements prior to the 1997 reorganization.

Use of Estimates and Other Uncertainties: In preparing the financial statements in conformity with accounting principles generally accepted in The United States of America, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's future results could be adversely affected by a number of factors, including: competitive pressure on sales and pricing from well-capitalized warehouse-format home centers; the Company's ability to effectively execute its business strategy; availability of capital; weather conditions; consumer spending and debt levels; interest rates; housing activity, including existing-home turnover and new-home construction; lumber prices; product mix; sales of real estate held for sale; and growth of certain market segments.

Merchandise Inventories: Inventories are stated at the lower of cost (approximately 78% at last-in, first-out method, and the remainder at first-in, first-out method) or market. Had the first-in, first-out method been used for all inventories, the carrying value of these inventories would have decreased approximately $3.5 million and $3.3 million at November 25, 2000, and November 27, 1999, respectively.

Property and Depreciation: Provisions for depreciation of land improvements, buildings and equipment are computed primarily by the straight-line method over the estimated useful lives of the assets or the terms of the related leases, which range from three to 39 years.

Provisions for amortization of capitalized software costs are computed by the straight-line method over the estimated useful lives of the assets, which range from two to 10 years. During 2000 and 1999, the Company capitalized software of $7.7 million and $12.0 million, respectively, and amortized $3.1 million, $3.4 million and $3.9 million of capitalized software expense for 2000, 1999 and 1998, respectively. Accumulated amortization was $8.5 million and $5.4 million at November 25, 2000 and November 27, 1999, respectively.

Provisions for depreciation of major store remodels are computed by the straight-line method over the estimated useful lives of the assets which are primarily 7 years, except for additions to buildings for which the useful lives range from 7 to 39 years. During 2000 and 1999, the Company capitalized major remodels of $6.2 million and $1.7 million, respectively. Internal labor costs capitalized related to these remodels were approximately $2.0 million and $0.7 million for fiscal 2000 and 1999, respectively. The Company reassessed lives of certain classes of fixed assets during the second quarter of fiscal 2000. The approximate effect of this change in estimate on the fiscal 2000 expense was a $3.0 million reduction in the provision for depreciation and amortization.

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

Earnings Per Common Share: Basic earnings per common share has been computed based on the weighted-average number of common shares outstanding during the period. Dilutive earnings per common share is computed based on the weighted-average number of common shares plus potential common shares outstanding during the period, when dilutive, consisting of certain stock options. Given the net loss reported for the fiscal years ended November 25, 2000 and November 27, 1999, the impact of considering such stock options would be antidilutive.

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

During fiscal 2000, federal and state tax payments, net of refunds were $0.3 million. In fiscal 1999, and 1998, federal and state income tax refunds, net of payments, were $0.2 million, and $32.9 million, respectively.

Cash paid for interest was $40.7 million, $36.3 million, and $35.2 million during fiscal 2000, 1999, and 1998, respectively.

Sale of Receivables: The Company sells its commercial credit accounts to a third-party administrator pursuant to an agreement which expires in 2004. A substantial portion of the Company's commercial credit sales are to remodelers and contractors. Under the agreement, the Company pays a servicing fee and assumes the credit risk. At November 25, 2000, and November 27, 1999, the outstanding balance of commercial credit accounts sold to the third-party administrator was approximately $91.0 million and $102.4 million, respectively. In fiscal year 2000, there was an acceleration in the timing of the repurchase of delinquent commercial credit accounts receivable from a new third party administrator, which was in accordance with the recourse provision of the new agreement. As a result, the fiscal 2000 financial statements reflect certain changes in estimates relating to the recourse provision of the new agreement. At November 25, 2000, included in other current assets were $4.8 million of accounts receivable that are associated with expected recoveries resulting from this change in repurchasing of accounts. The Company has also provided a reserve of $1.5 million and $3.8 million at November 25, 2000 and November 27, 1999, respectively, which is believed to adequately cover its credit risk on the remaining outstanding portfolio of accounts receivable that have not been repurchased.

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

Advertising  Costs:   Advertising  costs,  which   are  expensed   as  incurred,
aggregated $8.9 million, $20.0 million, and $23.2 million for fiscal 2000, 1999, and 1998, respectively, net of vendor allowances.

Fair Value of Financial Instruments: Based on the borrowing rates currently available to the Company for debt issuances with similar terms and maturities, the fair value of long-term debt including the current portion is approximately $373.6 million and $377.4 million at November 25, 2000, and November 27, 1999, respectively. The Company believes the carrying amounts of cash and cash equivalents, trade receivables, trade accounts payable and accrued expenses are a reasonable estimate of their fair value.

Accounting Period: The Company's fiscal year ends on the last Saturday in Novem-ber. Fiscal years 2000, 1999 and 1998 consisted of 52 weeks each.

Reclassifications: Certain reclassifications have been made to the 1999 an 1998 financial statements to conform to the 2000 presentation.

Note B--Long-Term Debt

Long-term debt consisted of the following:
       In thousands                                                   2000                  1999
                                                                 ----------------------------------
       1999 Credit Agreement, secured by inventory and
           certain real estate, variable interest rate,
           payable in varying amounts through 2002               $    189,856          $    183,386

       1997 Credit Agreement, secured by certain
           real estate and equipment, variable interest rate,
           payable in varying amounts through 2002                    106,048               109,415

       Mortgage loan, secured by certain real estate,
           variable interest rate, payable in varying
           amounts through 2004                                        76,906                83,686

       Other senior debt, 11% to 12%, payable in varying
             amounts through 2004                                         803                   932
                                                                 ----------------------------------
                                                                      373,613               377,419
       Less portion classified as current liability                   (10,181)               (3,265)
                                                                 ----------------------------------
                                                                 $    363,432          $    374,154
                                                                 ==================================

In November 1999, the Company entered into a new $260 million revolving credit facility with a $35 million letters-of-credit sublimit (the "1999 Credit Agreement"). A portion of the proceeds was used to retire the existing revolving credit facility and to reduce the term loan under the 1997 Credit Agreement, described below. At November 25, 2000, there were borrowings under the agreement of $189.9 million as well as outstanding stand-by letters of credit of $16.5 million. The Company had $5.0 million available for borrowing under this agreement as of January 26, 2001. This facility matures on November 17, 2002. The loans bear interest at fluctuating rates of either the Prime Rate (9.50% at November 25, 2000), as defined, plus 3/4% per annum or the Euro Dollar Rate (6.48% at November 25, 2000), as defined, plus 2-3/4% per annum. The 1999 Credit Agreement is secured by substantially all merchandise inventories and certain real estate. Under the 1999 Credit Agreement, the Company is prohibited from incurring additional indebtedness, with certain limited exceptions, and making dividend, redemption and certain other payments on its capital stock. The 1999 Credit Agreement contains certain customary operational covenants and events of default for financing of this type as well as a minimum adjusted net worth covenant set at $135 million for the term of the agreement. The minimum adjusted net worth covenant excludes the effects of certain non-cash charges and credits. The cumulative amount of such non-cash charges at November 25, 2000 was $11.6 million. See Note I for a description of the terms of a seasonal expansion to the 1999 Credit Agreement, which was consummated on January 31, 2001.

The 1997 Credit Agreement currently includes only term loans as a result of payments, described above, that occurred in November 1999. The early extinguishment of this debt resulted in an extraordinary charge of approximately $0.7 million, net of tax, in the accompanying 1999 statement of operations. The term loans require semiannual principal payments of $5 million beginning May 15, 2001, with final maturity on November 30, 2002. In addition, the Company will be required to repay borrowings under the 1997 Credit Agreement with proceeds of certain collateral sales and certain other transactions. The loans bear interest at fluctuating rates of either the alternate base rate (8.50% at November 25, 2000) plus 1-1/2% per annum or LIBOR (6.62% at November 25, 2000) plus 2-1/2% per annum. The 1997 Credit Agreement is secured by certain real estate, including second priority liens on all real estate pledged to other creditors, and substantially all the equipment of the Company.

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

The Company's mortgage loan is secured by certain real estate and bears interest at LIBOR plus 4% per annum with interest paid monthly. Annual principal payments of $4 million are required, with final maturity on December 2, 2004. Prepayments are required when collateral is sold and such prepayments have been applied as a credit toward the scheduled annual payments. Because of the aforementioned prepayments, no mandatory principal payments on the mortgage loan are due until maturity in 2004.

Scheduled maturities of long-term debt, including sinking fund requirements, are:

      In thousands

                     2001                    $      10,181
                     2002                          286,111
                     2003                              232
                     2004                           77,089
                                             -------------
                                             $     373,613

Note C--Stockholders' Equity

The Company has the authority to issue 50,000,000 shares of Common Stock, $.01 par value. Each outstanding share of Common Stock is entitled to one vote on each matter on which stockholders are entitled to vote.

The Payless Cashways 1998 Omnibus Incentive Plan (the "Incentive Plan") was established January 15, 1998, to attract and retain outstanding individuals in certain key positions. The Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards and performance awards. There are 3,000,000 shares of Common Stock reserved for issuance under the Incentive Plan, subject to adjustment as provided by the Incentive Plan. The exercise price for any stock options will be at least 100% of the fair market value of the Common Stock at the date of grant.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. For options granted in fiscal 2000, 1999 and 1998, the following assumptions were used to price the options: no dividend yield; expected volatility of 112%, 123% and 144%, respectively; risk-free interest rate of 5.82%, 6.64% and 5.04%, respectively; and an expected life of eight years. The weighted-average fair value of options granted during fiscal 2000, 1999 and 1998 was $1.34 per share, $1.55 per share, and $2.40 per share respectively. The options granted to date vest ratably over four years.

The following is a summary of the Incentive Plan

In thousands, except per share data
                                                    2000                            1999                             1998
                                            ---------------------------------------------------------------------------------------
                                                          Weighted                        Weighted                        Weighted
                                                           Average                         Average                         Average
                                                           Exercise                        Exercise                        Exercise
                                            Options          Price          Options          Price           Options         Price
                                            ---------------------------------------------------------------------------------------
       Outstanding at beginning of year      2,225          $2.19            2,120          $2.41               ---           ---
          Options granted                      720           1.84              555           1.65             2,360         $2.49
          Options exercised                    ---            ---              ---            ---               ---           ---
          Options forfeited                   (426)          2.14             (450)          2.56              (240)         3.13
                                             --------------------------------------------------------------------------------------
       Outstanding at end of year            2,519          $2.10            2,225          $2.19             2,120         $2.41
                                             ======================================================================================
       Exercisable at end of year              858          $2.29              481          $2.44               ---           ---
                                             ======================================================================================

The following table summarizes information about stock options at November 25, 2000:

                                         Options Outstanding                                        Options Exercisable
                         --------------------------------------------------------            ------------------------------------
                           Number           Weighted-Average                                   Number
     Range of            Outstanding            Remaining       Weighted -Average            Exercisable         Weighted-Average
  Exercise Prices        at 11/25/00        Contractual Life      Exercise Price             at 11/25/00           Exercise Price
  -----------------      --------------     ----------------    -----------------            ------------        ----------------
    $0.88 - $1.94           1,313,750              8.80               $1.39                     352,500                $1.33
    $2.44 - $3.03           1,205,000              7.66               $2.87                     505,000                 2.96
  -----------------      --------------     ----------------    -----------------            ------------        ----------------
    $0.88 - $3.03           2,518,750              8.25               $2.10                     857,500                $2.29
  =================      ==============     ================    =================            ============        ================


As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB No. 25 and related interpretations in accounting for the Incentive Plan. However, pro forma disclosure, as if the Company adopted the fair-value-based method of measurement for stock-based compensation plans under SFAS 123, is presented below.

Had compensation cost for the Company's grants for stock-based compensation plans been determined using the fair value method under SFAS 123, the Company's pro forma net loss and net loss per common share for fiscal 2000, 1999, and 1998 would approximate the amounts below:

In thousands, except per share data

                                                                      Fiscal Year Ended
                                      ---------------------------------------------------------------------------------------
                                       November 25, 2000            November 27, 1999                   November 28, 1998
                                      -------------------        ----------------------               -----------------------
                                         As          Pro            As             Pro                   As              Pro
                                      Reported      Forma        Reported         Forma               Reported          Forma
                                     ---------   ---------       --------        --------            ---------       --------
Net loss                             $(20,551)   $(21,128)       $(8,136)        $(8,673)            $(22,367)       $(22,896)
Net loss per common share            $  (1.03)   $  (1.06)       $  (.41)        $  (.43)            $  (1.12)       $   1.14)

Note D--Income Taxes

For the year ended November 25, 2000, an income tax benefit of $15.6 million was recorded. The Company has federal net operating loss carry-forwards totaling $93.8 million, which expire through fiscal 2020, and federal tax credit carry-forwards totaling $19.3 million, which begin to expire in fiscal 2006 and expire over an indefinite period. The Company believes, based upon future earnings coupled with recognition of existing taxable temporary differences, that it is more likely than not, that the Company will be able to utilize tax benefits accumulated through November 25, 2000, in future periods.

Income taxes for the year ended November 27, 1999, were allocated to loss before extraordinary items, and to extraordinary items related to the early extinguishment of debt. See Note B. The income tax benefit allocated to the loss before extraordinary items was $5.2 million and the income tax benefit allocated to the extraordinary item was $0.5 million.

Income  tax  expense   (benefit)   attributable  to  the  income  (loss)  before
extraordinary item consisted of the following:

                In thousands

                                 2000           1999           1998
                            -------------------------------------------

     Currently receivable

                  Federal   $        --    $       --     $       (959)
                    State            --            --           (1,252)
                            ------------------------------------------
                                     --            --           (2,211)

     Deferred

                  Federal       (13,836)       (4,545)         (10,124)
                    State        (1,786)         (666)            (883)
                            ------------------------------------------
                                (15,622)       (5,211)         (11,007)
                            ------------------------------------------
                            $   (15,622)   $   (5,211)    $    (13,218)
                            ==========================================

The differences between actual income tax expense and the amount computed by applying the statutory federal income tax rate to the loss before income taxes and extraordinary items were as follows:

                                                                 2000           1999          1998
                                                             --------------------------------------
     Federal statutory rate                                    (35.0)%         (35.0)%        (35.0)%
     State income taxes, net of federal tax benefit             (3.2)           (3.6)          (3.9)
     Permanent tax differences                                  (0.8)           (1.9)           0.5
     Reduction in valuation allowance                           (3.5)             --             --
     Other                                                      (0.7)           (0.8)           1.3
                                                             --------------------------------------
                                                               (43.2)%         (41.3)%        (37.1)%
                                                             ======================================

The tax effects of temporary differences and tax credits that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                               In thousands                                        2000                1999
                                                                             ----------------------------------
     Deferred tax assets:
       Tax credit and net operating loss carry-forwards                      $      56,778         $     51,850
       Insurance reserves                                                              815                6,088
       Retirement benefits                                                           5,102                5,906
       Post-retirement benefits                                                      6,361                7,264
       Vacation reserves                                                             2,074                2,959
       Reserves for bad debts                                                          598                1,909
       Closed store reserves                                                         9,763                2,111
       Other                                                                         1,736                2,023
                                                                             ----------------------------------

                                           Total deferred tax assets                83,227               80,110
                                           Less valuation allowance                  5,640                6,909
                                                                             ----------------------------------
                                           Net deferred tax assets                  77,587               73,201
                                                                             ----------------------------------

     Deferred tax liabilities:
       Land, buildings and equipment                                               (60,266)             (79,711)
       Inventory basis difference                                                  (24,310)             (20,766)
       Other                                                                       (10,809)              (6,144)
                                                                             ----------------------------------
                                           Total deferred tax liabilities          (95,385)            (106,621)
                                                                             ----------------------------------
                                           Net deferred tax liability        $     (17,798)        $    (33,420)
                                                                             ==================================

The decrease in the valuation allowance of approximately $1.3 million in fiscal 2000 relates primarily to adjustment of recorded net operating loss carryforwards upon examination of the Company's prior period federal tax returns.

Note E--Pension and Other Postretirement Benefit Plans

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

During 1999, the Company recorded a $10.6 million ($6.2 million after tax) non-cash curtailment gain in connection with its non-contributory defined benefit pension plan. Benefits under the pension plan were frozen effective June 17, 1999. The curtailment gain is included in special (credits) charges, net, in the accompanying 1999 statement of operations; see Note G.

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

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                                                     Pension Benefits                   Other Benefits
                                                              --------------------------          -------------------------
In thousands                                                       2000         1999                    2000         1999
                                                              --------------------------          -------------------------

      Change in Benefit Obligation
Benefit obligation at beginning of year                          $  56,184    $  81,798             $   9,154     $ 17,431
Service cost-benefits earned during the period                          --        2,662                    --          411
Interest cost                                                        4,428        5,012                   587          987
Plan participants' contributions                                        --           --                   188          136
Curtailments                                                            --      (10,590)                   --           --
Plan structure changes                                                  --           --                    --       (6,980)
Actuarial (gain) loss                                                1,678      (17,452)                  (90)      (2,004)
Benefits paid                                                       (5,013)      (5,246)                 (977)        (827)
                                                              -------------------------           ------------------------
Benefit obligation at end of year                                   57,277       56,184                 8,862        9,154
                                                              -------------------------           ------------------------

      Change in Plan Assets

Fair value of plan assets at beginning of year                      58,684       53,746                    --           --
Actual return on plan assets                                        11,181        8,116                    --           --
Employer contributions                                                 127        2,068                    --           --
Benefits paid                                                       (5,013)      (5,246)                   --           --
                                                              -------------------------           ------------------------
Fair value of plan assets at end of year                            64,979       58,684                    --           --
                                                              -------------------------           ------------------------

Funded status                                                        7,702        2,500                (8,862)      (9,154)
Unrecognized net actuarial (gain) loss                             (20,456)     (17,265)               (1,967)      (2,293)
Unrecognized prior service cost                                         --           --                (6,326)      (6,762)
                                                              -------------------------           ------------------------
Accrued benefit cost included in other accrued expenses
      and/or non-current liabilities                             $ (12,754)   $ (14,765)            $ (17,155)   $ (18,209)
                                                              =========================           ========================

In fiscal 2000, the cost trend rate was adjusted upward to 10.0% based on current medical inflationary trends. In 1999, and 1998, the health-care cost trend rate was assumed to decrease gradually to 5.9% by the year 2001 and remain at that level thereafter. The effect of a 1.0% annual increase in these assumed health-care cost trend rates would increase the November 25, 2000 and November 27, 1999, accumulated post-retirement benefit obligation by $0.5 million and $0.7 million, respectively, and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the fiscal years ended November 25, 2000 and November 27, 1999, by $40,000 and $71,000,
respectively. The effect of a 1.0% annual decrease in these assumed health-care cost trend rates would decrease the November 25, 2000 and November 27, 1999, accumulated post-retirement benefit obligation by $0.5 million and $0.7 million, respectively, and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the fiscal years ended November 25, 2000 and November 27, 1999, by $38,000 and $67,000, respectively.

The accumulated benefit obligation was $57.3 million and $56.1 million at November 25, 2000 and November 27, 1999, respectively.

Components of Net Periodic Benefit Cost

In thousands

                                                   Pension Benefits                                Other Benefits
                                     --------------------------------------------    -----------------------------------------
                                          2000          1999           1998                2000           1999           1998
                                     --------------------------------------------    -----------------------------------------

Service cost - benefits earned
during the period                      $    --        $ 2,752        $ 4,915           $    --          $  411         $   701
Interest cost                             4,428         5,012          5,254                587            987           1,134
Expected return on plan assets           (6,313)       (4,638)        (4,490)                --             --              --
Amortization of prior service cost           --           --             --                (436)          (218)             --
Amortization of unrecognized loss            --           --             --                (228)            --              --
                                     --------------------------------------------    -----------------------------------------
Net periodic post-retirement
benefit cost                           $ (1,885)      $ 3,126        $ 5,679           $    (77)       $ 1,180         $ 1,835
                                     ============================================    =========================================

Weighted Average Assumptions

In thousands
                                                  Pension Benefits                                Other Benefits
                                     --------------------------------------------    -----------------------------------------
                                          2000          1999           1998                2000           1999           1998
                                     --------------------------------------------    -----------------------------------------
Discount rate                              8.00%       8.00%           6.75%               8.00%          8.00%          6.75%
Expect return on plan assets               9.50%       9.50%           8.50%                 --%            --%            --%
Rate of increase in future
compensation levels                         (a)%       2.00%           5.00%                 --%            --%            --%
Healthcare cost trend rate                   --%         --%             --%              10.00%          6.30%          6.70%

      (a) Since the pension plan was frozen as of June 17, 1999, no further assumptions on salary are needed.


In addition, the Company has sponsored several defined contribution plans. Under the Payless Cashways, Inc. Employee Savings Plan, which covers substantially all employees, the Company contributed an amount equal to a percentage of the amount contributed by employees into the plan. The aggregate contributions to all defined contribution plans were $1.6 million, $1.9 million and $2.1 in 2000, 1999 and 1998, respectively.

Note F--Leases

The Company  leases  certain stores and other  facilities  under  non-cancelable operating leases. Aggregate minimum future rentals under non-cancelable operating leases for the next five years are: 2001 -- $12.7 million; 2002 -- $10.9 million; 2003 -- $7.1 million; 2004 -- $5.8 million; 2005 -- $5.2 million;
thereafter -- $18.1 million. Rental expense under operating leases was $12.9 million, $14.4 million, and $20.8 million for 2000, 1999, and 1998, respectively.

Note G--Special Charges

In fiscal 2000, the Company recorded a special charge of $20.4 million ($11.6 million after tax) in connection with the closing of 22 stores and the elimination of administrative staff. Included in this charge are approximately $8.6 million of future lease commitments and $3.1 million of write-downs for fixed asset disposals. Also included in this amount is approximately $0.7 million for severance related to administrative employees at the Company's store support center. In connection with these store closings, the Company recorded inventory write-downs of $11.8 million ($7.4 million after tax) in cost of merchandise sold for the fourth quarter of fiscal 2000. All 22 stores were closed as of January 30, 2001. The related store exit plans are expected to be completed during fiscal year 2001 and the remaining accruals are expected to be fully utilized, except for certain future lease commitments. In January of 2001, approximately $33.0 million was transferred to real estate held for resale from property, plant and equipment related to these store closures.

Historical financial data for the closing of the 22 stores is as follows for the fiscal years presented:

    In thousands                          2000             1999            1998
                                    --------------------------------------------
    Net sales                       $   151,568      $   189,468     $   204,393
    Operating (loss) income         $    (1,826)     $       540     $     4,347


The fiscal 2000 special charge includes:

                                                                  Amount                  Amount
                                                                  Charged              Paid Through             Accrual at
       In millions                                                 2000                Nov. 25, 2000           Nov. 25, 2000
                                                              --------------------------------------------------------------
       Severance                                               $       2.5              $      1.0           $      1.5
       Other costs                                                    17.9                     3.2                 14.7
                                                              --------------------------------------------------------------
                                                               $      20.4              $      4.2           $     16.2
                                                              ==============================================================

Included in 1999 special charges is a credit of $10.6 million ($6.2 million after tax) recorded in the second quarter of fiscal 1999 for a non-cash curtailment gain in connection with freezing the Company's non-contributory defined benefit pension plan; see Note D. Store closing charges of $1.5 million ($0.9 million after tax) were recorded in the second quarter of fiscal 1999 in connection with the closing of five stores. All five stores were closed in the fourth quarter. In addition, the Company recorded an additional $0.8 million ($0.5 million after tax) in the fourth quarter of fiscal 1999 in connection with the closing of one store. Included in this amount is approximately $0.6 million ($0.4 million after tax) for severance related to administrative employees at the Company's store support center. In connection with these store closings, the Company recorded inventory write-downs of $3.4 million ($2.0 million after tax) and $0.5 million ($0.3 million after tax) in cost of merchandise sold for the second and fourth quarters of fiscal 1999, respectively.

Historical financial data for the closing of the six stores is as follows for the fiscal years presented:

    In thousands              1999        1998
                            ---------------------
    Net sales               $  28,138   $  46,093
    Operating loss          $   3,991   $   1,783


The fiscal 1999 special charge includes:

                        Amount                 Amount
                        Charged              Paid Through            Accrual at
      In millions        1999                Nov. 25, 2000         Nov. 25, 2000
                       ---------------------------------------------------------

      Severance        $    0.6              $      0.6            $      --
      Other costs           1.7                     1.7                   --
                       ---------------------------------------------------------
                       $    2.3              $      2.3            $      --
                       =========================================================


The Company recorded special charges of $5.6 million ($3.5 million after tax) in the first quarter of fiscal 1998 for severance costs related to the elimination of administrative employees at the Company's store support and regional administrative centers. Special charges of $0.1 million ($0.1 million after tax) and $1.0 million ($0.6 million after tax) were recorded in the third and fourth quarters of fiscal 1998, respectively, in connection with the closing of three and five stores, respectively. One of the eight stores was closed at November 28, 1998, and the other seven were closed during the first half of fiscal 1999. In connection with these store closings, the Company recorded inventory write-downs of $1.3 million ($0.8 million after tax) and $3.1 million ($1.9 million after tax) in cost of merchandise sold during the third and fourth quarters of fiscal 1998, respectively.

Historical financial data for the closing of the eight stores is as follows for the fiscal years presented:

     In thousands                 1998
                              -----------
     Net sales                $    60,103
     Net operating loss       $     4,027


The fiscal 1998 special charge includes:

                        Amount                 Amount
                        Charged             Paid Through              Accrual at
       In millions       1998               Nov. 27, 1999          Nov. 25, 2000
                        --------------------------------------------------------

       Severance costs  $   5.6              $   5.6               $   --
       Other costs          1.1                  1.1                   --
                        --------------------------------------------------------
                        $   6.7              $   6.7               $   --
                        ========================================================

The Company will continue to review assets for impairment, particularly given the ongoing competitive environment for building materials retailing.

Note H--Quarterly Financial Data (unaudited)

In thousands, except per share amounts
                                                                     First           Second             Third           Fourth
Fiscal Year Ended November 25, 2000                                 Quarter          Quarter           Quarter          Quarter
-------------------------------------------------------------------------------------------------------------------------------
    Net sales                                                   $  347,113        $  421,730       $  391,815        $  332,125
    Cost of merchandise sold                                       249,706           311,818          284,866           252,137
                                                                   ------------------------------------------------------------
    Gross Profit                                                    97,407           109,912          106,949            79,988


    Selling, general and administrative                             93,629            88,994           84,169            73,682
    Other income                                                      (464)             (871)            (403)             (326)
    Special charges                                                    194               384              563            19,259
    Provision for depreciation and amortization                      8,936             6,137            7,605             7,389
                                                                 --------------------------------------------------------------

    OPERATING INCOME (LOSS)                                         (4,888)           15,268           15,015           (20,016)

Interest expense                                                    10,086            10,636           10,606            10,224
                                                                ---------------------------------------------------------------

         INCOME (LOSS) BEFORE INCOME TAXES                         (14,974)            4,632            4,409           (30,240)

Federal and state income taxes                                      (9,732)            3,398            2,056           (11,344)
                                                                ----------------------------------------------------------------


                                 NET INCOME (LOSS)              $   (5,242)       $    1,234       $    2,353        $  (18,896)
                                                                ===============================================================

Weighted average common shares outstanding                          20,000            20,000           20,000            20,000
                                                                ---------------------------------------------------------------

Net income (loss) per common share-basic                        $     (.26)       $     0.06        $    0.12        $    (0.94)
                                                                ===============================================================

Weighted average common and dilutive
    common equivalent shares outstanding                            20,000            20,224           20,082            20,000
                                                                ---------------------------------------------------------------

Net income (loss) per common share-diluted                      $     (.26)       $     0.06        $    0.12        $    (0.94)
                                                                ===============================================================

Special charges ($0.1 million after tax) reflected in the first quarter consist of costs related to the impairment of assets related to store closings. Special charges were also recorded in the second, and third quarter ($0.1 million, and $0.3 million, respectively, after tax) in connection with asset impairments and elimination of administrative staff. The Company reassessed the useful lives of certain classes of fixed assets during the second quarter. The approximate effect of this change in estimate was a reduction of $1.6 million in the provision for depreciation and amortization in the second quarter. The fourth quarter includes a benefit of approximately $1.7 million relating to the change in estimated bad debt risk on the accelerated repurchase of accounts receivable (see Note A). A special charge was recorded in the fourth quarter ($12.0 million after tax) related to the closing of 22 stores. In addition, the fourth quarter cost of merchandise sold reflects inventory write-downs ($7.4 million after tax) in connection with these store closings. The fourth quarter income tax benefit includes a $1.7 million decrease in tax benefit to reflect the effect of a fourth quarter revision of the effective tax rate on the first three quarters.

In thousands, except per share amounts
                                                                     First           Second             Third           Fourth
Fiscal Year Ended November 27, 1999                                 Quarter          Quarter           Quarter          Quarter
-------------------------------------------------------------------------------------------------------------------------------
Income

    Net sales                                                   $  391,873        $  492,728       $  492,160        $  434,604
    Cost of merchandise sold                                       285,939           366,713          362,217           319,099
                                                                   ------------------------------------------------------------
    Gross Profit                                                   105,934           126,015          129,943           115,505


    Selling, general and administrative                            106,517           108,683          108,052            97,130
    Other income                                                      (345)             (719)            (523)             (395)
    Special charges (credits), net                                      --            (5,400)              --             1,085
    Provision for depreciation and amortization                      8,936             9,223           10,563            11,445
                                                                 --------------------------------------------------------------

         OPERATING INCOME                                           (9,174)           14,228           11,851             6,240

    Interest expense                                                 8,612             8,909            8,636             9,606
                                                                ---------------------------------------------------------------

         INCOME (LOSS) BEFORE INCOME TAXES                         (17,786)            5,319            3,215            (3,366)

Federal and state income taxes                                      (7,826)            2,503            1,502            (1,390)
                                                                ---------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                             (9,960)            2,816            1,713            (1,976)

Extraordinary item, net of income taxes                                 --                --               --               729
                                                                ---------------------------------------------------------------

                                 NET INCOME (LOSS)              $   (9,960)       $    2,816       $    1,713        $   (2,705)
                                                                ===============================================================


Weighted average common shares outstanding                          20,000            20,000           20,000            20,000
                                                                ---------------------------------------------------------------

Income (loss) per common share
    before extraordinary item-basic                             $    (0.50)       $    0.14        $     0.09        $    (0.10)

Extraordinary item, net of income taxes                                 --               --                --              0.04
                                                                ---------------------------------------------------------------

Net income (loss) per common share-basic                        $    (0.50)       $    0.14        $     0.09        $    (0.14)
                                                                ===============================================================

Weighted average common and dilutive
    common equivalent shares outstanding                            20,000           20,156            20,170           20,000
                                                                --------------------------------------------------------------

Income (loss) per common share
    before extraordinary item-diluted                           $    (0.50)       $    0.14        $     0.09        $   (0.10)

Extraordinary item, net of income taxes                                 --               --                --             0.04
                                                                --------------------------------------------------------------

Net income (loss) per common share-diluted                      $    (0.50)       $    0.14        $     0.09        $   (0.14)
                                                                ==============================================================

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

Note I--Subsequent Events

On January 31, 2001, the Company seasonally expanded its revolving line of credit with supplemental loan participation from a third party. On January 31, borrowing availability under the Company's $260 million existing line of credit increased by 5% for a six-month time period. This additional participation of $15.0 million by the aforementioned third party as part of the 1999 Credit Agreement will support the 5% advance rate increase through July 31, 2001. The seasonal overline bears interest at 12.0% per annum and requires payment of certain monthly fees. The seasonal overline agreement also requires maintenance of certain monthly minimum fixed charge coverage ratios.

                                                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                       (In thousands)
                        COL. A                         COL. B                COL. C               COL. D                  COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                     Balance at            Charged to                                    Balance at
                                                      beginning             cost and                                      end of
                      Description                     of period             expenses            Deductions                period
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED NOVEMBER 25, 2000:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  11,409             $  12,254             $  16,859               $   6,804

              Reserves for Special Charges.....      $   1,513             $  20,400             $   5,759               $  16,154

              Reserve for Bad Debt.............      $   3,769             $  11,042             $  13,350               $   1,461


YEAR ENDED NOVEMBER 27, 1999:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  11,892             $  21,667             $  22,150               $  11,409

              Reserves for Special Charges.....      $   1,100             $   2,235             $   1,912               $   1,513

              Reserve for Bad Debt.............      $   5,881             $   8,848             $  10,960               $   3,769


YEAR ENDED NOVEMBER 28, 1998:
              Reserve for Inventory Shrink
              and Obsolescence.................      $  15,031             $  22,667             $  25,806               $  11,892

              Reserves for Special Charges.....      $   6,876             $   6,700             $  12,476               $   1,100

              Reserve for Bad Debt.............      $   5,879             $   5,450             $   5,448               $   5,881

                                INDEX TO EXHIBITS

 2.1 First Amended Plan of Reorganization, as modified October 9, 1997 (incorporated by reference to Exhibit 2.1 filed as part of Payless' Quarterly Report on Form 10-Q for the quarter ended August 30, 1997).

 2.2 Agreement and Plan of Merge in connection with the Reincorpora-tion from Iowa to Delaware (incorporated by reference to Exhibit
              2.2 filed as part of Payless' Current Report on Form 8-K dated December 2, 1997).


 3.1 Amended and Restated Bylaws of the Company (incorporated by ref-erence to Exhibit 3.2(b)filed as part of Payless' Annual Report on Form 10-K for the year ended November 27, 1999).

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

 4.1(a) First amendment to Loan and Security Agreement dated January 31, 2001, by and among Payless and Congress Financial Corporation (Central), as Lender and Agent for Lenders

 4.2(a) Amended and Restated Credit Agreement dated December 2, 1997, among Payless, the Banks listed on the signature pages thereof and Canadian Imperial Bank of Commerce, New York Agency, as Coordinating and Collateral Agent (incorporated by reference to Exhibit 4.1(a) filed as part of Payless' Annual Report on Form 10-K for the year ended November 29, 1997).

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

10.1(a)* Amended and Restated Payless Cashways, Inc. 1998 Omnibus Incentive Plan effective February 17, 1999 (incorporated by reference to
              Exhibit 10.1 filed as part of Payless' Annual Report on Form 10-K for the year ended November 28, 1998).

10.1(b)* Amendment to the Amended and Restated Payless Cashways, Inc. 1998 Omnibus Incentive Plan effective October 18, 2000.

10.2(a)* Form of Employment Agreement (Form A) between Payless and certain executive officers.

10.2(b)* Form of Employment Agreement (Form B) between Payless and certain executive officers.

10.3* Form of Indemnification Agreement between Payless and various officers and directors (incorporated by reference to Exhibit 10.3 filed as part of Payless' Annual Report on Form 10-K for the year ended November 27, 1999).

10.4* Payless Cashways, Inc. Store Support Center Management Bonus Plan, dated as of December 1999 (incorporated by reference to Exhibit
              10.4 filed as part of Payless' Annual Report on Form 10-K for the year ended November 27, 1999).

10.5* Payless Cashways, Inc. Supplemental Disability Plan (incorpo-rated by reference to Exhibit 10.13 filed as part of Payless' Annual Report on Form 10-K for the fiscal year ended November 27,
              1993).

23.1          Consent of KPMG LLP.
[FN]
* Represents a management contract or a compensatory plan or arrangement.