Form 10-Q
period 2001-02-24
PAYLESS CASHWAYS INC
filed 2001-04-04
CIK 76744

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
  / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended February 24, 2001

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

Indicate by check mark whether the registrant has filed all documents and re-ports required to be filed by Section 12, 13, or 15(d) of the Securities Ex-change Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by a court.  YES / X/       NO    /     /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 20,000,000 shares of Common Stock, $.01 par value, outstanding as of March 31, 2001.

PAYLESS CASHWAYS, INC.


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF OPERATIONS (Unaudited) (1)
(In thousands, except per share amounts)



                                                                                       Thirteen Weeks Ended
                                                                       ---------------------------------------------------
                                                                          February 24,                        February 26,
                                                                              2001                                2000(a)
                                                                       ---------------------------------------------------
     Net sales                                                         $        232,885                   $        347,113
     Cost of merchandise sold (2)                                               166,952                            248,027
                                                                       ---------------------------------------------------
     Gross Profit                                                                65,933                             99,086


     Selling, general and administrative expenses                                62,339                             93,629
     Other income                                                                  (342)                              (464)
     Special charges                                                                ---                                194
     Provision for depreciation and amortization                                  6,957                              8,936
                                                                       ---------------------------------------------------

                          OPERATING LOSS                                         (3,021)                            (3,209)

     Interest expense                                                             9,848                             10,086
                                                                       ---------------------------------------------------

                             LOSS BEFORE INCOME TAXES                           (12,869)                           (13,295)

Federal and state income taxes (3)                                              (13,148)                            (9,077)
                                                                       ---------------------------------------------------

                                   NET INCOME/(LOSS)                   $            279                   $         (4,218)
                                                                       ===================================================

Net income/(loss) per common share-basic  (4)                          $           0.01                   $          (0.21)
                                                                       ===================================================

Weighted average common shares outstanding (4)                                   20,000                             20,000
                                                                       ===================================================

Weighted average common and dilutive
     common equivalent shares outstanding                                        20,009                             20,000
                                                                       ---------------------------------------------------

Net income (loss) per common share-diluted (4)                         $           0.01                    $         (0.21)
                                                                       ===================================================

(a) As adjusted-see note (2)

    See notes to condensed financial statements

CONDENSED BALANCE SHEETS (Unaudited) (1)

                                                                 February 24,           November 25,          February 26,
(In thousands)                                                       2001                 2000 (a)              2000 (a)
                                                                ----------------------------------------------------------
ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                $        843           $       1,485         $     1,150
       Merchandise inventories (2)                                   291,406                 314,061             382,075
       Prepaid expenses and other current assets                      19,857                  19,246              15,669
       Income taxes receivable                                            --                      --                 675
                                                                --------------------------------------------------------
                                        TOTAL CURRENT ASSETS         312,106                 334,792             399,569

     OTHER ASSETS
       Real estate held for sale                                      23,422                   3,785               6,312
       Deferred financing costs                                        3,221                   3,051               3,707
       Other                                                           2,787                   3,090               1,538

     LAND, BUILDINGS, EQUIPMENT AND SOFTWARE                         393,145                 430,971             410,703
       Allowance for depreciation and amortization                   (95,563)                (95,459)            (75,737)
                                                                --------------------------------------------------------
         NET  LAND, BUILDINGS AND EQUIPMENT                          297,582                 335,512             334,966
                                                                --------------------------------------------------------
                                                                $    639,118           $     680,230         $   746,092
                                                                ========================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt (5)                    $     10,185          $     10,181          $        168
       Trade accounts payable                                         68,134                38,633                63,866
       Other current liabilities                                      51,232                76,537                64,160
       Income taxes payable                                              899                   927                 1,846
       Deferred income taxes                                           2,362                 5,510                 4,682
                                                                --------------------------------------------------------
                                   TOTAL CURRENT LIABILITIES         132,812               131,788               134,722

     LONG-TERM DEBT, less portion
       classified as current liability (5)                           331,348               363,432               402,345

     NON-CURRENT LIABILITIES
       Deferred income taxes                                           3,192                13,192                20,768
       Other                                                          37,073                37,404                37,194

     STOCKHOLDERS' EQUITY
       Common Stock, $.01 par value, 50,000,000 shares
         authorized, 20,000,000 shares issued                            200                   200                   200
       Additional paid-in capital                                    183,600               183,600               183,600
       Accumulated deficit                                           (49,107)              (49,386)              (32,737)
                                                                --------------------------------------------------------
                                  TOTAL STOCKHOLDERS' EQUITY         134,693               134,414               151,063
                                                                --------------------------------------------------------

                                                                $    639,118          $    680,230          $    746,092
                                                                ========================================================

(a)   As adjusted-see note (2)

      See notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (1)

                                                                                          Thirteen Weeks Ended
                                                                             ----------------------------------------------
                                                                                February 24,                   February 26,
(In thousands)                                                                      2001                          2000 (a)
                                                                             ----------------------------------------------
Cash Flows from Operating Activities

     Net income/(loss)                                                       $             279            $         (4,218)
     Adjustments to reconcile net income/(loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                                   6,957                       8,936
         Deferred income taxes                                                         (13,148)                     (9,077)
         Non-cash interest                                                                 430                         330
         Other                                                                          (1,014)                       (489)
     Changes in assets and liabilities                                                  24,083                     (20,843)
                                                                             ----------------------------------------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                17,587                     (25,361)

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                                         (1,551)                     (2,522)
     Proceeds from sale of land, buildings and equipment                                16,026                       2,998
     Decrease in other assets                                                              303                          11
                                                                             ---------------------------------------------

     NET CASH PROVIDED BY INVESTING ACTIVITIES                                          14,778                         487

Cash Flows from Financing Activities

     Principal payments on long-term debt                                              (13,994)                     (5,493)
     Net proceeds from/(payments on) revolving credit facility                         (18,086)                     30,587
     Other                                                                                (927)                       (181)
                                                                             ---------------------------------------------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (33,007)                     24,913
                                                                             ---------------------------------------------

     Net increase (decrease) in cash and cash equivalents                                 (642)                         39
     Cash and cash equivalents, beginning of period                                      1,485                       1,111
                                                                             ---------------------------------------------
     Cash and cash equivalents, end of period                                $             843            $          1,150
                                                                             =============================================

(a)  As adjusted-see note (2)

     See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

Thirteen weeks ended February 24, 2001, and February 26, 2000

(1) The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended November 25, 2000, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The November 25, 2000, condensed balance sheet has been derived from the audited financial statements as of that date except for those amounts which were impacted by the change in accounting method discussed in note (2). Certain reclassifications have been made to the February 26, 2000, financial statements to conform to the current presentation.

(2) In the first quarter of fiscal 2001 the Company changed its method of accounting for certain hardware inventories from the last-in, first-out
       (LIFO) method to the first-in, first-out (FIFO) method. As a result of the trend towards declining unit costs of this merchandise, the Company believes that the new method is preferable because the FIFO method of valuing inventory more closely matches current costs and revenues in periods of declining prices. The Company's method of accounting for lumber and related merchandise is the FIFO method, which remains unchanged. Prior period financial statements have been restated to apply the method retroactively. The impacts of the change on previously reported results for the thirteen weeks ended February 26, 2000 are as follows (in thousands):

                                      Net loss as previously reported   $(5,242)
   Adjustment for effect of change in accounting method for inventory     1,024
                                                                          -----

                                               Net income as adjusted   $(4,218)

  Net loss per common share-basic and diluted, as previously reported     $(.26)
   Adjustment for effect of change in accounting method for inventory       .05
                                                                           ----

             Net loss per common share-basic and diluted, as adjusted     $(.21)
                                                                           ====
The impacts of the change on the previously reported accumulated deficit are as follows (in thousands):

      Accumulated deficit at February 26, 2000 as previously reported  $(35,745)
   Adjustment for effect of change in accounting method for inventory     3,008
                                                                         ------

                 Accumulated deficit at February 26, 2000 as adjusted  $(32,737)
                                                                         ======

      Accumulated deficit at November 25, 2000 as previously reported  $(51,054)
   Adjustment for effect of change in accounting method for inventory     1,668
                                                                         ------

                 Accumulated deficit at November 25, 2000 as adjusted  $(49,386)
                                                                         ======

(3) A non-cash, non-recurring income tax benefit of $8.0 million ($.40 per share) was recorded in the first quarter of fiscal 2001. The benefit resulted from an adjustment to non-current deferred income tax liabilities that was prompted by settlements of numerous prior year income tax examinations. In addition, the effective tax rate for the first quarter of 2000 reflected the utilization of a long-term capital loss carry-forward resulting from the sale of a certain partnership interest (approximately $3.8 million or $.19 per share).

(4)    Basic   earnings  per  common  share  has  been  computed  based  on  the weighted-average number of common shares outstanding during the period. Dilutive earnings per common share is computed based on the weighted-average number of common shares plus potential common shares outstanding during the period, when dilutive, consisting of certain stock options. Given the net loss reported in the first quarter of fiscal 2000, the impact of such stock options was antidilutive.

(5) A special charge of $20.4 million ($11.6 million after tax) was recorded in the fourth quarter of fiscal 2000 in connection with the closing of 23 stores. In addition, the Company recorded an inventory write-down of $11.8 million ($7.4 million after tax), included in cost of merchandise sold in the fourth quarter, in connection with the store closings. The 2000 special charge included:


                                                                     Amount                Amount                 Reserve
                                                                     Charged              Utilized                   at
       (In millions)                                                   2000            Through 2/24/01            2/24/01
                                                                ---------------------------------------------------------
       Severance                                                    $   2.5                 $   2.5               $   ---
       Other costs                                                     17.9                    11.0                   6.9
                                                                ---------------------------------------------------------
                                                                    $  20.4                 $  13.5               $   6.9


(6)    Long-term debt consisted of the following:

                                                                 February 24,            November 25,        February 26,
       (In thousands)                                                2001                   2000                 2000
                                                                ---------------------------------------------------------
       1999 Credit Agreement, variable interest rate            $    171,770           $    189,856           $   213,973
       1997 Credit Agreement, variable interest rate                 106,048                106,048               107,314
       Mortgage loan, variable interest rate                          62,967                 76,906                80,310
       Other senior debt                                                 748                    803                   916
                                                                ---------------------------------------------------------
                                                                     341,533                373,613               402,513
       Less portion classified as current liability                  (10,185)               (10,181)                 (168)
                                                                ---------------------------------------------------------
                                                                $    331,348           $    363,432           $   402,345
                                                                =========================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Sales

Net sales for the quarter ended February 24, 2001, decreased 28.9% on a same-store sales basis and decreased 32.9% from the same period of 2000 in total. (Same stores are those open one full year.) The same-store sales decrease for the first quarter is primarily due to significant commodity deflation, unusually adverse weather conditions in various parts of the country, some degree of general industry economic slowdown and reductions in mass advertising activity. Same-store sales to professional customers decreased 22.8% while same-store sales to do-it-yourself customers declined 36.9%. The sales mix by customer type was approximately 62% professional and 38% do-it-yourself compared with 57% professional and 43% do-it-yourself for the quarter last year. During the first quarter of 2001, the Company closed 23 stores. Sales from these 23 stores were $12.1 million and $36.5 million in the first quarter of 2001 and 2000, respectively.

Costs and Expenses

Cost of merchandise sold, as a percent of sales, was 71.7% and 71.5% for the first quarter of 2001 and 2000, respectively. The increase for the first quarter of 2001 was due primarily to the negative impact of the 23 store closings (1.6%). Sales at these locations were recorded at a 0% gross margin. Cost of merchandise sold in the first quarter of 2000 was decreased by $1.7 million

(0.5%) from the previously reported results to reflect the restatement of inventory value from LIFO to FIFO. See note (2) to condensed financial statements.

Selling, general and administrative expenses were 26.8% and 27.0% of sales for the first quarter of 2001 and 2000, respectively. Selling, general and administrative expenses for the first quarter of 2001 decreased $31.3 million compared to the same period of the prior year. This decrease primarily reflects the impact of significant expense control measures (approximately $20.5 million) and store closings ($10.8 million).

The provision for depreciation and amortization was 3.0% and 2.5% of sales for the first quarter of 2001 and 2000, respectively.

Interest expense for the first quarter of 2001 decreased compared to the same period of 2000 primarily due to lower borrowing levels combined with lower interest rates in 2001.

The income tax benefit for the first quarter of 2001 was $13.1 million compared to $9.1 million for the first quarter of 2000. The effective tax rate for 2001 was different from the 35% statutory rate primarily due to a non-cash, non-recurring income tax benefit of $8.0 million ($.40 per share) recorded in the first quarter of fiscal 2001. The benefit resulted from an adjustment to non-current deferred income tax liabilities that was prompted by settlements of numerous prior year income tax examinations. In addition, the effective tax rate for the first quarter of 2000 reflected the utilization of a long-term capital loss carry-forward resulting from the sale of a certain partnership interest (approximately $3.8 million or $.19 per share). Such tax benefits reflect management's estimates of the annual effective tax rates at the end of each quarter, and are subject to change throughout the year.

Net Income

Net income for the quarter ended February 24, 2001, was $0.3 million compared to a net loss of $4.2 million for the same period of 2000. The increase in net income was primarily the result of the income tax benefit described above and improved gross margin management coupled with continued expense control. Income per common share was $0.01 for the first quarter of fiscal 2001, an increase of $.22 from a loss of $.21 per common share for the same period of fiscal 2000.

NEW ACCOUNTING PRONOUNCEMENTS

In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement, as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair market values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The FASB delayed the effective date of implementing the standard until January 1, 2001, and therefore the Company was required to adopt SFAS 133 in the first quarter of fiscal 2001. The Company does not presently engage in hedging activities or own any derivative instruments that require the described treatment.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $17.6 million for the first quarter of 2001 compared to cash used of $25.4 million for the same period of 2000. The increase in cash provided by operating activities was primarily due to a decrease in merchandise inventories versus increases in the prior year quarter. During the first quarters of 2001 and 2000, the Company used cash of approximately $8.0 million and $1.0 million, respectively, in operating activities related to the execution of the 2000 and 1999 restructuring plans. Due to seasonally lower sales in the winter months, cash flow in the first quarter represents a small amount of annual operating cash flow.

Borrowings are available under the 1999 Credit Agreement to supplement cash generated by operations. At February 24, 2001, $10.2 million was available for borrowing. At February 24, 2001, working capital was $179.3 million compared to $203.0 million and $264.8 million at November 25, 2000, and February 26, 2000, respectively. The current ratios at February 24, 2001, November 25, 2000, and February 26, 2000, were 2.35 to 1, 2.54 to 1, and 2.97 to 1, respectively. The primary reasons for the decrease in working capital and the current ratio were decreases in merchandise inventories. The 1999 Credit Agreement contains certain customary operational covenants and events of default for financing of this type as well as a minimum adjusted net worth covenant set at $135 million for the term of the agreement. The minimum adjusted net worth covenant excludes the effects of certain non-cash charges and credits. The cumulative amount of such non-cash charges at February 24, 2001, was $9.7 million.

The Company's business is seasonal, with the winter months being the lowest sales months and the spring/summer months being the strongest sales period. As such, the Company typically generates a loss during the first quarter, and requires additional borrowings to fund operations, as well as to finance seasonal inventory transition in anticipation of the peak-selling season. Accordingly, the Company's liquidity is mostly dependent on its ability to secure seasonal borrowings during the slow months, and its ability to generate sufficient sales to repay these borrowings during its peak-selling season. On January 31, 2001, the Company seasonally expanded its revolving line of credit with supplemental loan participation from a third party. On January 31, borrowing availability under the Company's $260 million existing line of credit increased by 5% for a six-month time period. This additional participation of $15.0 million by the aforementioned third party as part of the 1999 Credit Agreement will support the 5% advance rate increase through July 31, 2001.

During the first four months of 2001, the Company experienced a softening in its sales compared to the same period of fiscal 2000. This softness is attributable to three primary factors: significant commodity deflation, unusually adverse weather conditions in various parts of the country, and some degree of general industry economic slowdown. While management does not believe this softening will persist throughout the balance of fiscal 2001, the Company's liquidity position and its ability to comply with covenants contained in its loan agreements and to service its future obligations could be impacted if these conditions were to persist or become more severe.

The Company's primary investing activities are capital expenditures for the renovation of existing stores, improved technology and additional equipment. The Company spent approximately $1.6 million and $2.5 million during the first quarter of 2001 and 2000, respectively, for renovation of existing stores, improved technology and additional equipment. The Company intends to finance the remaining fiscal 2001 capital expenditures of approximately $8.5 million, consisting primarily of 10 to 15 store remodels, additional manufacturing capabilities and routine maintenance with funds generated from operations. During the first quarter of 2001 and 2000, the Company sold 8 and 2 real estate properties, respectively, related to stores previously closed for approximately $15.1 million and $2.8 million of cash proceeds, respectively, which were used to reduce outstanding debt. Based on current real estate contracts and estimates, the Company expects to receive approximately $15.0 to $20.0 million in additional proceeds in the last three quarters of fiscal 2001 as a result of sales from the remaining properties.

The Company's most significant financing activity is and will continue to be the retirement of indebtedness. Although the Company's consolidated indebtedness is and will continue to be substantial, management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations during the past 12 months and the expected results of operations in the future, cash flow from operations and borrowing availability under the 1999 Credit Agreement should provide sufficient liquidity to meet all cash requirements through the end of fiscal 2001 without additional financing.

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

Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of the Company and investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of customer demand; stability of the work force; supplier and lender support; consumer spending and debt levels; interest rates; new and existing housing activity; commodity prices, specifically lumber and wallboard; product and customer mix; growth of certain market segments; weather; an excess of retail space devoted to the sale of building materials; and the success of the Company's strategy, including its e-commerce opportunities. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge or on the Company's web site, www.payless.cashways.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

No material changes in the Company's exposure to certain market risks have occurred from the discussion contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed as part of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended November 25, 2000.

REVIEW BY INDEPENDENT AUDITORS

The condensed financial statements of Payless Cashways, Inc. for the thirteen week periods ended February 24, 2001, and February 26, 2000, have been reviewed by KPMG LLP, independent auditors.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are presently no material legal proceedings to which Payless is a party or of which its property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.
                4.0 Long term debt instruments of the Company in amounts not exceeding ten percent (10%) of the total assets of the Company will be furnished upon request.

               18.0     Letter on change in accounting principles - KPMG LLP.

         b.     Reports on Form 8-K.

                The Registrant has filed two reports on Form 8-K during the quarter ended February 24, 2001. The reports were dated January 11, 2001 and February 1, 2001, and both contained information under Item 7, Financial Statements and Exhibits, and Item 9, Regulation FD Disclosure.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PAYLESS CASHWAYS, INC.
                                    (Registrant)


Date:  April 4, 2001                By:      /s/ Richard B. Witaszak
                                    --------------------------------------------
                                    Richard  B. Witaszak, Senior Vice President-
                                    Finance and Chief Financial Officer (Princi-
                                    pal Financial Officer and Principal Account-
                                    ing Officer)