Form 10-Q
period 2001-05-26
PAYLESS CASHWAYS INC
filed 2001-07-16
CIK 76744

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
  / X / Quarterly report pursuant to Section 13 or 15(d) of the Secu-rities Exchange Act of 1934

                  For the quarterly period ended May 26, 2001

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

Indicate  by check  mark  whether  the  registrant:  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that th regis-trant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES    / X /       NO    /     /

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

There were 20,000,000 shares of Common Stock, $.01 par value, outstanding as of July 7, 2001.

PAYLESS CASHWAYS, INC.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

STATEMENTS OF OPERATIONS (Unaudited) (1) (2)

                                                           Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                    --------------------------------      --------------------------------
                                                           May 26,          May 27,             May 26,          May 27,
(In thousands, except per share amounts)                    2001           2000 (a)              2001           2000 (a)
                                                    --------------------------------      --------------------------------
     Net sales                                       $    238,374       $    421,730       $     471,259      $    768,843
     Cost of merchandise sold (5)                         194,785            312,951             361,737           560,978
                                                    --------------------------------       -------------------------------
     Gross Profit                                          43,589            108,779             109,522           207,865

     Selling, general and administrative                   64,940             88,994             127,279           182,623
     Other Income                                            (453)              (871)               (795)           (1,335)
     Special charges-net (5)                               28,010                384              28,010               578
     Provision for depreciation and amortization            6,747              6,137              13,704            15,073
                                                    --------------------------------       -------------------------------

 OPERATING INCOME (LOSS)                                  (55,655)            14,135             (58,676)           10,926

     Interest Expense                                       8,259             10,636              18,107            20,722
                                                    --------------------------------      --------------------------------

 INCOME (LOSS) BEFORE INCOME TAXES                        (63,914)             3,499             (76,783)           (9,796)

 Federal and state income taxes                            (5,579)             2,956             (18,727)           (6,121)
                                                    --------------------------------      --------------------------------

                               NET INCOME (LOSS)    $     (58,335)             $ 543      $      (58,056)      $    (3,675)
                                                    ================================      ================================


 Weighted average common shares outstanding                20,000             20,000              20,000            20,000
                                                    --------------------------------      --------------------------------
 Net income (loss) per common share-basic (4)       $       (2.92)              0.03      $        (2.90)            (0.18)
                                                    ================================      ================================

 Weighted average common and dilutive
     common equivalent shares outstanding                  20,000             20,156              20,000            20,000
                                                    --------------------------------      --------------------------------

 Net income (loss) per common share-diluted (4)     $       (2.92)              0.03      $        (2.90)            (0.18)
                                                    ================================      ================================




 (a)      As adjusted-see note (3)

See notes to condensed financial statements

CONDENSED BALANCE SHEETS (Unaudited) (1) (2)


                                                                    May 26,              November 25,           May 27,
(In thousands)                                                       2001                  2000 (a)            2000 (a)
                                                                --------------------------------------------------------
ASSETS

     CURRENT ASSETS

       Cash and cash equivalents                                $        817           $       1,485         $     1,135
       Merchandise inventories (3)                                   218,809                 314,061             377,748
       Prepaid expenses and other current assets                      25,213                  19,246              15,849
       Income taxes receivable                                            --                      --                 675
                                                                --------------------------------------------------------
                                        TOTAL CURRENT ASSETS         244,839                 334,792             395,407

     OTHER ASSETS

       Real estate held for sale                                      53,761                   3,785               5,898
       Deferred financing costs                                        3,670                   3,051               3,443
       Other                                                           2,672                   3,090               1,433

     LAND, BUILDINGS, EQUIPMENT AND SOFTWARE                         338,095                 430,971             414,267
       Allowance for depreciation and amortization                   (92,314)                (95,459)            (81,467)
                                                                --------------------------------------------------------
         NET  LAND, BUILDINGS AND EQUIPMENT                          245,781                 335,512             332,800
                                                                --------------------------------------------------------

                                                                $    550,723           $     680,230         $   738,981
                                                                ========================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Current portion of long-term debt (7)                    $    292,566          $     10,181          $        174
       Trade accounts payable                                         71,091                38,633                51,881
       Other current liabilities                                      74,082                76,537                60,068
       Income taxes payable                                              678                   927                 1,646
       Deferred income taxes                                             ---                 5,510                 7,923
                                                                --------------------------------------------------------
                                   TOTAL CURRENT LIABILITIES         438,417               131,788               121,692

     LONG-TERM DEBT, less portion
       classified as current liability (7)                               ---               363,432               407,881

     NON-CURRENT LIABILITIES
       Deferred income taxes                                             ---                13,192                20,483
       Other                                                          35,948                37,404                37,319

     STOCKHOLDERS' EQUITY
       Common Stock, $.01 par value, 50,000,000 shares

         authorized, 20,000,000 shares issued                            200                   200                   200
       Additional paid-in capital                                    183,600               183,600               183,600
       Accumulated deficit                                          (107,442)              (49,386)              (32,194)
                                                                --------------------------------------------------------
                                  TOTAL STOCKHOLDERS' EQUITY          76,358               134,414               151,606
                                                                --------------------------------------------------------

                                                                $    550,723          $    680,230          $    738,981
                                                                ========================================================

(a)      As adjusted-see note (3)

      See notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (1

                                                                                         Twenty-six Weeks Ended
                                                                             ------------------------------------------
                                                                                   May 26,                      May 27,
(In thousands)                                                                      2001                       2000 (a)
                                                                             ------------------------------------------
Cash Flows from Operating Activities

     Net loss                                                                $         (58,056)                $ (3,675)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                                                  13,704                   15,073
         Deferred income taxes                                                         (18,024)                  (6,121)
         Non-cash interest                                                               1,060                      660
         Other                                                                          (1,778)                    (678)
     Changes in assets and liabilities                                                 123,699                  (33,173)
                                                                             ------------------------------------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                60,605                  (27,914)

Cash Flows from Investing Activities

     Additions to land, buildings and equipment                                         (4,747)                  (8,049)
     Proceeds from sale of land, buildings and equipment                                26,593                    5,630
     Decrease in other assets                                                              418                      116
                                                                             ------------------------------------------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                22,264                   (2,303)

Cash Flows from Financing Activities

     Principal payments on long-term debt                                              (23,538)                  (8,121)
     Net proceeds from/(payments on) revolving credit facility                         (57,509)                  38,757
     Other                                                                              (2,490)                    (395)
                                                                             ------------------------------------------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (83,537)                  30,241
                                                                             ------------------------------------------

     Net increase (decrease) in cash and cash equivalents                                 (668)                      24
     Cash and cash equivalents, beginning of period                                      1,485                    1,111
                                                                             ------------------------------------------
     Cash and cash equivalents, end of period                                $             817            $       1,135
                                                                             ==========================================

(a)      As adjusted-see note (3)

      See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

Twenty-six weeks ended May 26, 2001, and May 27, 2000

(1) On June 4, 2001 (the "Petition Date"), the Company commenced a reorganization case (the "Case") by filing a voluntary petition for relief under Chapter 11, Title 11 of the United States Code ("Chapter 11") in the U.S. Bankruptcy Court for the Western District of Missouri in Kansas City (the "Court").

       Because of contractual constraints of the Company's 1999 Credit Agreement, the Company did not have sufficient liquidity to fund its current operations or procure and purchase necessary inventory. As a result of the spiraling effect of sales declines caused by product procurement difficulties, a general industry economic slowdown, poor weather conditions, reductions in mass advertising and cash constriction, the operating performance of the Company during the second quarter of fiscal 2001 was well below the Company's expectations. In the course of the Company's subsequent negotiations with its senior lenders to restructure its debt and after considering all other alternatives with its financial adviser, Peter J. Solomon and Company, the Company concluded that a Chapter 11 proceeding provided the best approach for a comprehensive financial restructuring of the Company.

       As of July 16, 2001, the Company has not filed a Disclosure Statement and a Plan of Reorganization with the Court. Once the Disclosure Statement is filed and approved, the Plan of Reorganization will be presented to the Company's impaired creditors and equity security holders for acceptance or rejection.

       Borrowings under the 1999 Credit Agreement are no longer available to the Company. An agreement in principle for a revolving credit facility (the "DIP Agreement"), subject to Court approval, has been reached between the Company and a group of institutional lenders (the "DIP Lenders") led by Congress Financial Corporation ("Congress"), as agent bank and Hilco Capital LP in its capacity as the 100% participant in the Supplemental Loan. No assurance can presently be given that a definitive agreement will be reached. The preliminary DIP Agreement calls for a re-volving credit and letter of credit facility in an aggregate principal amount not to exceed $160 million for 60 days, $140 million for 61-120 days and $130 million for the duration of the agreement (one-year from the loan closing date). Interest on the DIP Agreement is to be charged at an annualized rate of 1.75% in excess of the prime rate or, at the
       Company's   option, the Adjusted  Eurodollar Rate plus 3.75%. Interest o the Supplemental Loan ($15 million aggregate principal amount), is to be fixed at 16% per annum. The DIP agreement will likely contain nu-merous restrictive covenants and be subject to acceleration in certain events. In addition to existing collateral, it is expected that the agreement will include a pledge of a junior lien for real estate after satisfying the terms of the existing mortgage loan securitization. The Court has granted the Company the temporary use of cash collateral, allowing the Company use of cash generated by operations to replenish necessary merchandise inventory which was diminished by the terms of the asset based loan facility.

       In order for the Company to reorganize and emerge from the Case, the Court must confirm a plan of reorganization. A disclosure statement, approved by the Court will be sent to all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any plan by impaired classes of creditors and equity security holders, the Court would consider whether to confirm the plan. Among other things to confirm a plan, the Court is generally required to find that (a) each impaired class of creditors and equity security holders will, pursuant to the plan, receive at least as much as the class would have received in liquidation of the Company, (b) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote and (c) confirmation of the plan is not likely to be followed by the liquidation or need for further financial restructuring of the Company. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all other requirements of the Bankruptcy Code are met, the plan proponents may invoke the so-called "cram-down" provisions of the Bankruptcy Code, whereby the Court may confirm a plan not withstanding the non-acceptance of the plan by an impaired class of creditors or security holders if, among other things, the plan is fair and equitable and does not discriminate unfairly with respect to each impaired class of claims or interests that has not accepted the plan.

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

       If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek a liquidation of the Company by conversion to a Chapter 7 bankruptcy proceeding or otherwise. In that event, it is likely that additional liabilities and claims would be asserted which are not presently reflected in the Company's financial statements. Furthermore, certain assets and liabilities, such as merchandise inventories and liabilities related to defined benefit pension plans, are presented using assumptions appropriate for an ongoing business. In the event of liquidation, other assumptions would be utilized and the amounts reflected in the financial statements would be subject to adverse adjustments in amounts which, while not presently determinable, would be material.

       Financial accounting during a Chapter 11 proceeding is prescribed in "Statement of Position 90-7 of the American Institute of Certified Public Accountants," titled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" which the Company adopted June 4, 2001. Among other things, Statement of Position 90-7 provides that the emergence from the Chapter 11 proceeding would result in the creation of a new reporting entity without any accumulated deficit and with the Company's assets and liabilities restated to their fair values, under so-called "fresh start" reporting. The impacts of fresh start reporting will be dependent on the terms of any plan of reorganization confirmed by the Bankruptcy Court and the fair values of assets and liabilities at such time. However, the Company believes that the present aggregate carrying value of land, buildings and equipment may exceed the fair value of such assets and, as a result, write-downs in the carrying value of such assets may be required as a part of fresh start reporting, although the amounts of any such write-downs are not presently determinable. See Note (6) for a discussion of recently announced potential store closings and related charges.

(2) The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended November 25, 2000, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The November 25, 2000, condensed balance sheet has been derived from the audited financial statements as of that date except for those amounts which were impacted by the change in accounting method discussed in note (3). Certain reclassifications have been made to the May 27, 2000, financial statements to conform to the current presentation.

(3) In the first quarter of fiscal 2001 the Company changed its method of accounting for certain hardware inventories from the last-in, first-out
       (LIFO) method to the first-in, first-out (FIFO) method. As a result of the trend towards declining unit costs of this merchandise, the Company believes that the new method is preferable because the FIFO method of valuing inventory more closely matches current costs and revenues in periods of declining prices. The Company's method of accounting for lumber and related merchandise is the FIFO method, which remains unchanged. Prior period financial statements have been restated to apply the new method retroactively. The impacts of the change on previously reported results for the thirteen weeks and twenty-six weeks ended May 27, 2000, respectively, are as follows (in thousands):

                                        Net income as previously reported (thirteen weeks)                  $  1,234
                        Adjustment for effect of change in accounting method for inventory                      (691)
                                                                                                               -----

                                                   Net income as adjusted (thirteen weeks)                  $    543
                                                                                                               =====

    Net income per common share-basic and diluted, as previously reported (thirteen weeks)                  $    .06
                        Adjustment for effect of change in accounting method for inventory                      (.03)
                                                                                                               -----
                                Net income per common share-basic and diluted, as adjusted                  $    .03
                                                                                                               =====

                                        Net loss as previously reported (twenty-six weeks)                  $ (4,008)
                        Adjustment for effect of change in accounting method for inventory                       333
                                                                                                               -----

                                                   Net loss as adjusted (twenty-six weeks)                  $ (3,675)
                                                                                                               =====


    Net loss per common share-basic and diluted, as previously reported (twenty-six weeks)                  $   (.20)
                        Adjustment for effect of change in accounting method for inventory                       .02
                                                                                                               -----
                                  Net loss per common share-basic and diluted, as adjusted                  $   (.18)
                                                                                                               =====



  The impacts of the change on the previously reported  accumulated deficit are as follows
  (in thousands):

                                Accumulated deficit at May 27, 2000 as previously reported                 $ (34,511)
                        Adjustment for effect of change in accounting method for inventory                     2,317
                                                                                                              ------

                                           Accumulated deficit at May 27, 2000 as adjusted                 $ (32,194)
                                                                                                              ======



                           Accumulated deficit at November 25, 2000 as previously reported                 $ (51,054)
                        Adjustment for effect of change in accounting method for inventory                     1,668
                                                                                                              ------

                                      Accumulated deficit at November 25, 2000 as adjusted                 $ (49,386)
                                                                                                              ======


(4)    Basic   earnings  per  common  share  has  been  computed  based  on  the weighted-average number of common shares outstanding during the period. Dilutive earnings per common share have been computed based on the weighted-average number of common shares plus potential common shares outstanding during the period, when dilutive, consisting of certain stock options. Given the net loss reported for the thirteen and twenty-six weeks ended May 26, 2001, the impact of such stock options is antidilutive.

(5) A net special charge of $28.0 million was recorded in the second quarter of fiscal 2001. Approximately $29.3 million of the charge was related to the current closing of 24 retail stores and 5 Builders Resource locations while a $1.3 million credit was recorded to adjust the 2000 special charge (see Note 6), for subsequent activity. In addition, the Company recorded an inventory write-down of $12.0 million, included in cost of merchandise sold, in connection with the store closings. Approximately $2.8 million of the write-down was an adjustment associated with the 23 stores whose closing activity ended in March of 2001.

                                                                         Amount              Amount               Reserve
                                                                        Charged             Utilized                 at
       (In millions)                                                    2nd Qtr.        Through 5/26/01           5/26/01
                                                                        -------------------------------------------------

       Severance                                                        $   4.1             $   0.1               $   4.0
       Other costs                                                         25.2                 7.8                  17.4
                                                                        ------------------------------------------------------
                                                                       $   29.3             $   7.9               $  21.4

(6) A special charge of $20.4 million was recorded in the fourth quarter of fiscal 2000 in connection with the closing of 23 stores. In addition, the Company recorded an inventory write-down of $11.8 million , included in cost of merchandise sold in the fourth quarter of fiscal 2000, in connection with the store closings. The 2000 special charge included:


                                                                         Amount          Amount           Reversal of        Reserve
                                                                        Charged         Utilized        Reserve Through         at
       (In millions)                                                      2000       Through 5/26/01    5/26/01 (Note 5)     5/26/01
                                                                        ------------------------------------------------------------
           Severance                                                    $  2.5           $   2.5           $  ---              $ ---
           Other costs                                                    17.9              16.5             (1.3)               0.1
                                                                        ------------------------------------------------------------
                                                                        $ 20.4           $  19.0           $ (1.3)             $ 0.1



(7)    Long-term debt consisted of the following:

                                                                                May 26,             November 25,            May 27,
       (In thousands)                                                            2001                   2000                 2000
                                                                              ------------------------------------------------------
       1999 Credit Agreement, variable interest rate                       $    132,346           $    189,856           $   222,143
       1997 Credit Agreement, variable interest rate                            106,048                106,048               106,169
       Mortgage loan, variable interest rate                                     53,474                 76,906                78,875
       Other senior debt                                                            698                    803                   868
                                                                           ---------------------------------------------------------
                                                                                292,566                373,613               408,055
       Less portion classified as current liability                            (292,566)               (10,181)                (174)
                                                                           ---------------------------------------------------------
                                                                           $        ---           $    363,432           $   407,881
                                                                           =========================================================

         The terms of substantially all of the Company's debt agreements contain cross default provisions. The commencement of the Case (Chapter 11) constituted a default under the 1999 Credit Agreement and the 1997 Credit Agreement. Accordingly, the outstanding balances of all of the Company's long-term debt outstanding at May 26, 2001, have been classified as current liabilities.

(8) Subsequent Events - On July 13, 2001, the Company reached an agreement in principle for DIP financing with its senior lenders. Information on this preliminary agreement is included in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations. On July 10, 2001, the Company also petitioned the Court for approval to close up to an additional 43 facilities (9 of which have already been included in the 2nd quarter reserve-Note 4) and to elimi-nate approximately 145 positions at the Company's headquarters and regional administrative centers. These actions are expected to result in a pretax charge of $35 to $40 million in the third quarter of fiscal 2001 for store closing and staff elimination costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.





PETITION FOR RELIEF UNDER CHAPTER 11

Because of declining sales and contractual constraints of the Company's 1999 Credit Agreement the Company did not have sufficient liquidity to fund its current operations or procure and purchase necessary inventory as of May 26, 2001. In the second quarter the Company's asset based lenders significantly constricted credit, thereby reducing cash availability under the Company's current agreement (the 1999 Credit Agreement). As a result, late vendor payments resulted in product procurement issues and "out-of-stocks" which contributed to further sales declines in April and May of the current fiscal year. The spiraling effect of sales declines and cash constriction seriously impaired the Company's operating performance during the second quarter of fiscal 2001. The situation was exacerbated by the inability to procure core products. In the course of the Company's subsequent negotiations with its senior lenders to restructure its debt and after considering all other alternatives with its financial adviser, Peter J. Solomon and Company, the Company concluded that a Chapter 11 proceeding provided the best approach for a comprehensive financial restructuring of the Company. This action is intended to improve the Company's competitive position by establishing a more appropriate capital structure to operate the business.

On June 4, 2001, the Company filed a voluntary petition to reorganize under Chapter 11. The Company will operate its business as a debtor-in-possession, subject to the jurisdiction of the Court, while pursuing the finalization of a reorganization plan designed to restructure the Company's capitalization. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without the approval, after notice and hearing, of the Court.

The Chapter 11 filing results in an automatic stay of the commencement or prosecution of claims against the Company that arose before the Petition Date. Until a reorganization plan is confirmed by the Court, payments of pre-petition liabilities will be limited to those payments approved by the Court. In addition, a plan of reorganization will materially change the amounts currently recorded in its financial statements. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets, the amounts and classification of liabilities which may be allowed in a reorganization plan, or the ultimate capitalization of the Company.

Once the Company files a disclosure statement and plan of reorganization with the Court, the Court must determine whether the disclosure statement contains adequate information to permit a creditor to make an informed decision about the plan. Once the disclosure statement is approved, the plan will be presented to the Company's impaired creditors and equity security holders. Unless otherwise ordered by the Court, confirmation of the plan requires approval of all impaired classes of creditors and affirmation by the Court. There can be no assurance that the plan, when filed, will be so approved and affirmed.

If the Company is unable to obtain confirmation of a plan, its creditors or equity security holders may seek other alternatives for the Company, including bids for the Company or parts thereof through an auction process. In that event, it is possible that certain assets would not be realized and additional liabilities and claims would be asserted which are not presently reflected in the financial statements and which are not presently determinable. The effect of any such assertion or non-realization could be material. The Company will incur professional fees and other cash demands typically incurred in bankruptcy.

The rights of pre-petition creditors and shareholders and the ultimate payment of their claims and interests may be substantially altered and, in some cases, eliminated under the Bankruptcy Code. It is not possible at this time to predict the ultimate outcome of the Chapter 11 proceeding or its effects on the Company's business or on the claims or interests of creditors or shareholders. The claims of pre-petition unsecured creditors and the interests of shareholders will likely be materially adversely affected.

RESULTS OF OPERATIONS

Sales

Net sales for the quarter ended May 26, 2001, decreased 35.9% on a same-store sales basis and decreased 43.5% from the same period of 2000 in total. (Same stores are those open one full year.) Net sales for the first half of 2001 decreased 32.6% on a same-store basis and 38.7% from the same period of 2000 in total. The same-store sales decrease for the quarter and the first half of 2001 were primarily due to poor weather conditions, a general industry economic slowdown and reductions in mass advertising activity. The sales in the second quarter were also negatively impacted by product procurement issues (see note
(1) to condensed financial statements and the Liquidity and Capital Resources section). Same-store sales to professional customers decreased 29.9% while same-store sales to do-it-yourself customers declined 43.1% in the second quarter. The sales mix by customer type was approximately 61% professional and 39% do-it-yourself compared with 56% professional and 44% do-it-yourself for the quarter last year. During the second quarter of 2001, the Company began the closing of 24 stores and 5 Builders Resource locations in addition to the 23 stores closed during the first quarter of 2001. Sales from these 47 stores were $47.3 million and $140.1 million in the second quarter of 2001 and 2000, respec-tively.

Costs and Expenses

Cost of merchandise sold, as a percent of sales, was 81.7% and 74.2% for the second quarter of 2001 and 2000, respectively. For the first half of 2001 and 2000, cost of merchandise sold was 76.8% and 73.0%, respectively. The increase for the second quarter and first half of 2001 was due primarily to the negative impact of the 47 store closings - 5.0% for the quarter and 3.3% for the twenty-six weeks (sales at these locations were recorded at a 0.0% margin). Cost of merchandise sold in the second quarter of 2000 was increased by $1.1 million (0.3%), and decreased by $0.5 million for the first half of 2000 from the previously reported results to reflect the restatement of inventory value from LIFO to FIFO. See note (3) to condensed financial statements.

Selling, general and administrative expenses were 27.2% and 21.1% of sales for the second quarter of 2001 and 2000, respectively. For the first half of 2001 and 2000, selling, general and administrative expenses were 27.0% and 23.8%, respectively. Selling, general and administrative expenses for the second quarter and first half of 2001 decreased $24.0 million and $55.3 million, respectively, compared to the same period of the prior year. This decrease primarily reflects the impact of store closings ($17.9 million- second quarter and $33.6 million- first half) and significant expense control measures ($6.1 million - second quarter and $21.7 million- first half). As a direct result of the Company's inability to purchase and procure product in the first half of fiscal 2001, vendor advertising allowances were $3.3 million lower than planned. Additionally as a result of the subsequent Chapter 11 filing, the Company expects that certain uncollected vendor advertising allowances previously recorded in fiscal 2001 (aggregating $6.5 million at May 26, 2001) may not be fully recoverable. The Company is presently unable to estimate that portion of the vendor allowances which may not be collected or applied to reduce amounts payable to trade creditors and such amount could be significant.

The provision for depreciation and amortization was 2.8% and 1.5% of sales for the second quarter of 2001 and 2000, respectively. For the first half of 2001 and 2000, the provision for depreciation was 2.9% and 2.0% of sales, respectively. The increase as a percent of sales for the second quarter and first half of 2001 resulted from a reassessment of the estimated useful lives of certain fixed asset classes during the second quarter of 2000.

Interest expense for the second quarter of 2001 decreased $2.4 million compared to the same period of 2000 primarily due to lower borrowing levels, combined with lower interest rates in 2001.

The income tax benefit for the second quarter of 2001 was $5.6 million compared to a tax expense of $3.0 million for the second quarter of 2000. The effective tax rate for 2001 was different from the 35% statutory rate primarily as a result of a deferred tax valuation allowance established that limited the level of the deferred tax benefit recorded in the second quarter of fiscal 2001. Such tax benefits reflect management's estimates of the annual effective tax rates at the end of each quarter, and are subject to change throughout the year.

Net Income

Net loss for the quarter ended May 26, 2001, was $58.3 million compared to net income of $0.5 million for the same period of 2000. For the first half of 2001, net loss was $58.0 million compared to $3.7 million for the same period of 2000.

Basic and diluted loss per common share was $2.92 for the second quarter of 2001 compared to income per common share of $.03 for the same period of 2000. Loss per common share was $2.90 for the first half of fiscal 2001, a decrease of $2.56 from a loss of $.18 per common share for the same period of fiscal 2000.

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

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which replaces SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard became effective for transfers occurring after March 31, 2001. However, for disclosure regarding securitizations and collateral, as well as recognition and reclassification of collateral, this standard will be effective for fiscal years ending after December 15, 2000. The Company is currently evaluating the impact of the adoption of this standard. The Company does not presently believe that the adoption of this standard will have a material effect on its financial position or results of operation.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $60.6 million for the first half of 2001 compared to cash used of $27.9 million for the same period of 2000. The increase in cash provided by operating activities was primarily due to a decrease in merchandise inventories ($95.3 million) versus increases in the prior year period. Additionally, increases in trade accounts payable of $32.5 million, some of which were the result of the credit constraints described in the section "Petition for Relief under Chapter 11" contributed to the increase in cash provided by operations. During the first half of 2001 and 2000, the Company used cash of approximately $9.6 million and $1.0 million, respectively, in operating activities related to the execution of the 2000 and 1999 restructuring plans.

Borrowings under the 1999 Credit Agreement are no longer available to the Compa-ny. An agreement in principle for a revolving credit facility (the "DIP Agreement"), subject to Court approval, has been reached between the Company and a group of institutional lenders (the "DIP Lenders") led by Congress Finan-cial Corporation ("Congress"), as agent bank and Hilco Capital LP, in its ca-pacity as the 100% participant in the Supplemental Loan. No assurance can pres-ently be given that a definitive agreement will be reached. The preliminary DIP Agreement calls for a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $160 million for 60 days, $140 million for 61-120 days and $130 million for the duration of the agreement (one year from the loan closing date). Interest on the DIP Agreement is to be charged at anualized rate of 1.75% in excess of prime or, at the Company's op-tion, the Adjusted Eurodollar Rate plus 3.75%. Interest on the Supplemental Loan ($15 million aggregate principal amount), is to be fixed at 16% per annum. The DIP agreement will likely contain numerous resrictive covenants and be subject to acceleration in certain events. In addition to existing collater-al, it is expected that the agreement will include a pledge of a junior lien for real estate after satisfying the terms of the existing mortgage loan securitiza-tion. The Court has granted the Company temporary use of cash collateral, allow-ing the Company use of cash generated by operations to replenish necessary merchandise inventory which was diminished by the terms of the asset based loan facility.

The terms of substantially all of the Company's debt agreements contain cross default provisions. The commencement of the Case (Chapter 11) constituted a default under the 1999 Credit Agreement and the 1997 Credit Agreement. Accordingly, the outstanding balances of all of the Company's long-term debt outstanding at May 26, 2001, have been classified as current liabilities. At May 26, 2001, there was a working capital deficit of $193.6 million due to the reclassification of long-term debt as current. At November 25, 2000, and May 27, 2000, working capital was $203.0 million and $273.7 million, respectively. The current ratio at May 26, 2001, was 0.6 to 1 due to the same factor causing the working capital deficit. The current ratios at November 25, 2000, and May 27, 2000, were 2.54 to 1, and 3.25 to 1, respectively.

During the first four months of 2001, the Company experienced a significant softening in its sales compared to the same period of fiscal 2000. This softness was attributable to three primary factors: significant commodity deflation, unusually adverse weather conditions in various parts of the country, and some degree of general industry economic slowdown. Additionally, the Company's asset based lenders continued to constrict credit, thereby reducing cash availability under the Company's current agreement (the 1999 Credit Agreement). As a result, late vendor payments resulted in product procurement issues and "out-of-stocks" which contributed to further sales declines in the fifth and sixth month of the fiscal year. The spiraling effect of sales declines and cash constriction necessitated the filing of the Bankruptcy Petition to make cash flow available for vendor payments. Sales for June continued the downward trend experienced in the first half of fiscal 2001, with same-store sales decreasing 52.9%. The reversal of this trend will depend on the Company's ability to procure product and improve in-stock positions in its stores and regain business lost due to the issues described above.

The Company's primary investing activities are capital expenditures for the renovation of existing stores and additional equipment. The Company spent approximately $4.7 million and $8.0 million during the first six months of 2001 and 2000, respectively, for renovation of existing stores, improved technology and additional equipment. The Company intends to significantly limit capital expenditures for the remainder of fiscal 2001. During the first half of 2001 and 2000, the Company sold 14 and 3 real estate properties, respectively, related to stores previously closed for approximately $26.6 million and $5.6 million of cash proceeds, respectively, which were used to reduce outstanding debt.

A net special charge of $28.0 million was recorded in the second quarter of fiscal 2001. Approximately $29.3 million of the charge was related to the current closing of 24 retail stores and 5 Builders Resource locations. On July 10, 2001, the Company also petitioned the Court for approval to close up to an additional 43 facilities (9 of which have already been included in the 2nd quar-ter reserve-Note 4) and to eliminate approximately 145 positions at the Company's headquarters and regional administrative centers. These actions are expected to result in a pretax charge of $35 to $40 million in the third quarter of fiscal 2001 for store closing and staff elimination costs.

The Company believes that its ongoing operating cash flow and the borrowings expected to be available under the DIP Agreement (see above) should enable the Company to meet liquidity requirements during the restructuring process. However, notwithstanding all of the events and circumstances described above, there is no assurance of the Company's ability to maintain adequate liquidity and continue operations.

FORWARD-LOOKING STATEMENTS

Statements above in the subsections of this report entitled "Petition For Relief Under Chapter 11", "Costs and Expenses," "New Accounting Pronouncements" and "Liquidity and Capital Resources" such as "unlikely", "intend", "estimates", "believe", "expect", "anticipate" and similar expressions, which are not historical, are forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, the Company's expectation as to future performance.

Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of the Company and investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: competitor activities; stability of the work force; consumer spending and debt levels; interest rates; new and existing housing activity; commodity prices, specifically lumber and wallboard; product and customer mix; growth of certain market segments; weather; an excess of retail space devoted to the sale of building materials; the need for Bankruptcy Court approvals; the success of the Company's reorganization plan once filed and approved; the ability of the Company to obtain Court approval for DIP financing; the adequacy of and compliance with a DIP agreement; stability of customer demand; lender and supplier support and the many uncertainties involved in operating a business in a Chapter 11 bankruptcy environment. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge or on the Company's web site, www.payless.cashways.com.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

No material changes in the Company's exposure to certain market risks have occurred from the discussion contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed as part of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended November 25, 2000.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         On June 4, 2001, the Company filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Missouri in Kansas City. During the course of its Chapter 11 case, the Company will continue business operations as a debtor-in-possession. As a debtor-in-possession, the Company may not engage in operations outside the normal course of business without approval of the Court. See Notes to Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Defaults Upon Senior Securities.

         The information required by Part II, Item 3, of Form 10-Q is incorporated by reference from Note 7 of the Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources, set forth herein.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Stockholders was held April 18, 2001. Stockhold-ers voted in favor of the nominees for director: Millard E. Barron (14,349,123 for, 182,415 withheld) and H.D Cleberg (14,348,075 for, 183,463 withheld) Direc-tors who were previously elected and whose term of office as a director contin-ued after the meeting were Peter G. Danis, Max D. Hopper, Donald E. Roller, Peter M. Wood and David G. Gundling.


Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         a.     Exhibits.
                  4.0   Long term debt instruments of the Company in amounts not
                        exceeding ten percent (10%) of the total assets of   the
                        Company will be furnished upon request.

         b.     Reports on Form 8-K.


              The Registrant has filed two reports on Form 8-K during the quarter ended May 26, 2001. The reports were dated March 14,2001 and June 4, 2001 and both contained information under Item 7.0, Financial Statements and Exhibits and Item 9.0, Regulation FD Disclosure.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          PAYLESS CASHWAYS, INC.
                                                                    (Registrant)


Date:  July 16, 2001                            By:      /s/ Richard B. Witaszak


                                                Richard B. Witaszak, Senior Vice
                                                President-Finance  and Chief Fi-
                                                nancial  Officer  (Principal Fi-
                                                nancial  Officer  and  Principal
                                                Accounting Officer)